Form 10-Q
period 2006-03-31
Hawaiian Telcom Communications, Inc.
filed 2006-05-15
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-131152

Hawaiian Telcom Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1710376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1177 Bishop Street

Honolulu, Hawaii 96813

(Address of principal executive offices)

808-546-4511

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 15, 2006: 1,000

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in thousands)

	Company		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31, 2005
	2006	2005
Operating revenues	$141,519	$—	$148,900

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	60,497	—	56,700
Selling, general and administrative	50,618	15,657	36,800
Depreciation and amortization	40,467	—	29,300

Total operating expenses	151,582	15,657	122,800

Operating income (loss)	(10,063)	(15,657)	26,100

Other income (expense):
Interest expense	(27,049)	—	(8,800)
Other income net	64	—	500

Total other income (expense)	(26,985)	—	(8,300)

Income (loss) before provision for income taxes	(37,048)	(15,657)	17,800
Provision for income taxes	1,543	—	6,200

Net income (loss)	$(38,591)	$(15,657)	$11,600

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in thousands, except per share information)

	Company
	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$6,355	$10,321
Receivables, net	62,369	78,940
Material and supplies	5,376	5,711
Prepaid expenses	2,845	4,364
Other current assets	5,663	6,346

Total current assets	82,608	105,682
Property, plant and equipment, net	832,826	817,333
Deferred financing and other assets	60,577	52,067
Intangible assets, net	631,204	647,199
Goodwill	137,939	134,273

Total assets	$1,745,154	$1,756,554

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$44,215	$50,387
Accrued expenses	37,296	32,572
Advance billings and customer deposits	14,459	16,006
Current maturities of long-term debt	4,000	3,000
Other current liabilities	9,061	9,306

Total current liabilities	109,031	111,271
Long-term debt	1,359,500	1,343,500
Deferred income taxes	5,600	4,100
Employee benefit obligations	46,831	44,141
Other liabilities	8,493	7,345

Total liabilities	1,529,455	1,510,357

Commitments and contingencies (Note 13)
Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	—	—
Additional paid-in capital	428,006	428,000
Accumulated other comprehensive income	19,362	11,275
Accumulated deficit	(231,669)	(193,078)

Total stockholder’s equity	215,699	246,197

Total liabilities and stockholder’s equity	$1,745,154	$1,756,554

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in thousands)

	Company		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31, 2005
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(38,591)	$(15,657)	$11,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	40,467	—	29,300
Deferred income taxes, net	1,500	—	(8,000)
Employee retirement benefits	2,689	—	(300)
Changes in operating assets and liabilities:
Receivables	12,905	—	(3,500)
Material and supplies	335	—	(3,300)
Other current assets	2,201	—	(800)
Accounts payable and accrued expenses	(2,994)	10,215	6,500
Other current liabilities	(245)	5,442	1,400
Other, net	733	—	(5,200)

Net cash provided by operating activities	19,000	—	27,700

Cash flows from investing activities:
Capital expenditures	(39,966)	—	(14,300)
Purchase of investments	—	—	(300)
Net change in note receivable	—	—	(9,600)

Net cash used in investing activities	(39,966)	—	(24,200)

Cash flows from financing activities:
Proceeds from issuance of debt	184,000	—	126,000
Repayment of debt	(167,000)	—	(125,000)
Net change in parent funding	—	—	(4,400)
Other	—	—	(100)

Net cash provided by (used in) financing activities	17,000	—	(3,500)

Net change in cash and cash equivalents	(3,966)	—	—
Cash and cash equivalents, beginning of period	10,321	—	1,200

Cash and cash equivalents, end of period	$6,355	$—	$1,200

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$20,556	$—	$17,020
Income taxes paid (refunded)	—	—	(1,800)

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited, Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, January 1, 2006	1,000	$—	$428,000	$11,275	$(193,078)	$246,197
Stock based compensation	—	—	6	—	—	6
For the three months ended ended March 31 ,2006:
Net loss	—	—	—	—	(38,591)	(38,591)
Other comprehensive income -
Gains on cash flow hedging derivatives	—	—	—	8,027	—	8,027
Unrealized gain on investments	—	—	—	60	—	60

Total other comprehensive income						8,087

Comprehensive loss						(30,504)

Balance, March 31, 2006	1,000	$—	$428,006	$19,362	$(231,669)	$215,699

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

(Unaudited, Dollars in thousands, except share information)

1.	Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii and is estimated to be one of the ten largest incumbent local exchange carriers in the United States with an integrated telecommunications network servicing approximately 639,000 switched access lines as of March 31, 2006. The Company also served approximately 291,000 long distance lines and had 84,000 digital subscriber line (DSL) connections as of that date.

Acquisition

On May 21, 2004, the Company and Hawaiian Telcom HoldCo, Inc. (“HoldCo”), the parent of the Company, both new entities formed by the private equity firm of The Carlyle Group (the “Sponsor”), entered into an Agreement of Merger, which was subsequently amended and restated on April 8, 2005, with GTE and Verizon HoldCo LLC, both subsidiaries of Verizon Communications Inc. (“Verizon”), to acquire Verizon’s Hawaii Business (the “Predecessor”). The merger was consummated on May 2, 2005 (the “Acquisition”).

Organization

The Company has two direct subsidiaries – Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. Hawaiian Telcom, Inc. operates the regulated local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses. Hawaiian Telcom Insurance Company, Incorporated is a captive insurance subsidiary of Hawaiian Telcom, Inc. and, until December 31, 2003, provided auto liability, general liability and worker’s compensation insurance to its parent. The captive subsidiary continues to settle claims related to incidents which occurred prior to January 1, 2004. The Company insures current incidents with external carriers.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005, that are included in the Company’s most recently filed Registration Statement on Form S-4. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company

The Company has included the results of Verizon’s Hawaii Business from the May 2, 2005 acquisition date. Hence, the Company’s statements of operations and cash flows for the three months ended March 31, 2005 do not include the results of Verizon’s Hawaii Business. The historical combined statements of operations and cash flows for the three months ended March 31, 2005 of the Predecessor are included in the accompanying consolidated financial statements. The Predecessor financial statements have not been adjusted to give effect to the Acquisition. Accordingly, the accompanying consolidated financial statements of the Company are not comparable to the Predecessor financial statements.

The Predecessor

The Predecessor financial statements include the activities of Verizon conducted in Hawaii, with certain exceptions. Verizon’s Hawaii Business was comprised of Verizon Hawaii, Inc. (now Hawaiian Telcom, Inc.) and carved-out components of Verizon Information Services (“VIS”), GTE.NET LLC (dba Verizon Online) (“VOL”), Bell Atlantic Communications Inc. (dba Verizon Long Distance) (“VLD”) and Verizon Select Services, Inc. (“VSSI”) (collectively, the “Hawaii Business”). To prepare these statements, management of Verizon specifically identified, assigned or apportioned revenues and expenses of Verizon to the Hawaii Business. However, because of the Hawaii Business’s relationship with Verizon and its other affiliates, the revenues and expenses are not necessarily indicative of what they would have been had the Hawaii Business operated without the shared resources of Verizon and its affiliates. Accordingly, these Predecessor financial statements are not necessarily indicative of future results of operations.

The Subsidiary and Parent Guarantors

Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. guarantee the senior notes and the notes payable to banks. Financial statements of the subsidiary guarantors have not been presented as Hawaiian Telcom Communications, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the assets of Hawaiian Telcom Insurance Company, Incorporated, which are excluded from the guarantee, are not significant.

HoldCo, the Company’s parent, also is a guarantor for the notes payable to banks. Financial statements of HoldCo have not been presented as it has no independent assets, liabilities or operations and the guarantees are full and unconditional and joint and several.

Earnings per Share

Because the Company has one shareholder, HoldCo, information on earnings (loss) per share is not meaningful and has not been presented.

3.	Accounting Change

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the prospective method to all new awards granted, modified or settled after January 1, 2006. The following table illustrates the effect on the net loss for the three months ended March 31, 2006 if the fair value method had been applied to all outstanding and unvested options.

Net loss, as reported	$(38,591)
Add: Stock option related employee compensation expense included in net loss	6
Deduct: Total stock option related employee compensation expense determined under fair value based method for all awards	(454)

Pro forma net loss	$(39,039)

4.	Recently Issued Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This standard has no impact on the Company’s financial statements. SFAS 154 requires retrospective application to financial statements of prior periods for changes in accounting principles. This statement was effective January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The statement currently has no impact on the Company’s financial statements. This statement requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. This statement was effective on December 31, 2005.

5.	Acquisition of Verizon’s Hawaii Business

The acquisition of Verizon’s Hawaii Business (see Note 1) was accounted for as a purchase. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. These fair values were based, in part, on a report from an independent valuation specialist. These fair values are based on currently available information and assumptions and estimates that we believe are reasonable at this time.

Current assets	$127,578
Property, plant and equipment	766,543
Intangible assets	692,100
Goodwill	137,939

Total assets	1,724,160

Current liabilities	54,192
Existing debentures	300,000
Other liabilities	38,099

Total liabilities	392,291

Total purchase price	$1,331,869

6.	Receivables

Receivables for the Company consist of the following:

	March 31, 2006	December 31, 2005
Customers and other	$73,222	$87,098
Receivable from Verizon	421	1,559
Allowance for doubtful accounts	(11,274)	(9,717)

	$62,369	$78,940

7.	Accrued Expenses

Accrued expenses for the Company consisted of the following:

	March 31, 2006	December 31, 2005
Salaries and benefits	$12,008	$13,273
Other taxes	1,234	1,738
Interest	24,054	17,561

	$37,296	$32,572

8.	Long-Term Debt

Long-term debt is comprised of the following:

	Interest Rate at March 31, 2006	Final Maturity	March 31, 2006	December 31, 2005
Notes payable to banks, revolving credit facility	6.9429%	April 30, 2012	$113,500	$96,500
Notes payable to banks, Tranche A term loan	6.8800%	April 30, 2012	150,000	—
Notes payable to banks, Tranche B term loan	6.7800%	October 31, 2012	450,000	450,000
Existing debentures, Series A	NA	February 1, 2006	—	150,000
Existing debentures, Series B	7.3750%	September 1, 2006	150,000	150,000
Senior floating rate notes	9.9480%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.7500%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.5000%	May 1, 2015	150,000	150,000

			1,363,500	1,346,500
Current portion			4,000	3,000

			$1,359,500	$1,343,500

Notes Payable to Banks

The revolving credit facility has a principal balance of $200,000 which will mature on April 30, 2012. As of March 31, 2006, the available balance on the facility amounted to $86,400 (subject to covenants described below and a $100 outstanding letter of credit).

The term loan facilities include a delayed draw Tranche A term loan facility in a total principal amount of $300,000. Borrowings under the Tranche A term loan facility are available only through September 1, 2006 to fund the repayment of the Existing Debentures. On February 1, 2006, $150,000 was drawn on the Tranche A term loan to fund repayment of the Existing Debentures, Series A.

Existing Debentures

The Debentures Series A matured on February 1, 2006 and were repaid using the Tranche A term loan facility. The Debenture Series B mature on September 1, 2006 and bear interest at the rate of 7.375% payable semi-annually. The Debentures Series B are classified as noncurrent in the accompanying consolidated balance sheet at March 31, 2006 because the Company has the intent and ability to refinance such Debentures on a long term basis.

9.	Derivative Instruments and Hedging Activities

The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To meet this objective, management entered into six interest rate swap agreements to manage fluctuations in cash flows resulting from adverse changes in interest rates on its term loans and notes.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings. During the three months ended March 31, 2006, the Company had $8,027 of unrealized gains included in other comprehensive income. The fair value of the interest rate swap of $19,413 is included in other assets on the consolidated balance sheet at March 31, 2006.

10.	Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees. The Company also sponsors a cash balance pension plan for nonunion employees. Nonunion Company employees with 10 or more years of service with Verizon as of January 1, 2002 will, upon retirement, receive the higher of the cash balance benefit or an actuarially determined pension benefit. Similarly, nonunion employees hired by Verizon prior to January 1, 2005 are also entitled to postretirement medical benefits.

The Company accrues the costs, as determined by an actuary, of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. The following provides the components of net periodic benefit costs for the three months ended March 31, 2006.

	Pension Benefits	Other Postretirement Benefits
Service cost	$3,125	$500
Interest cost	2,842	482
Expected asset return	(4,029)	—

	$1,938	$982

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $2,700 to its pension plan in 2006. As of March 31, 2006, $258 of contributions have been made. The Company presently anticipates contributing an additional $2,442 to fund its pension plans in 2006 for a total of $2,700.

11.	Income Taxes

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate of approximately 35% to income (loss) before income taxes for the following reasons:

	Company		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31, 2005
	2006	2005
Expense (benefit) at federal rate	$(12,967)	$(5,480)	$6,200
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,111)	(470)	500
Other, net	—	—	(500)
Valuation allowance	15,621	5,950	—

Total income tax expense	$1,543	$—	$6,200

A valuation allowance has been provided at March 31, 2006 and 2005 by the Company for the deferred tax assets because of the uncertainty of future realization of such amounts. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that the Company generates taxable income in future years and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

12.	Stock Option Plan

On November 8, 2005, HoldCo adopted the Stock Option Plan of Hawaiian Telcom HoldCo, Inc. (the “Plan”) that permits the grant of options to its key employees and independent directors or those of its wholly owned subsidiaries. The total number of shares of HoldCo that were reserved for issuance under the Plan was 37,217 or 8.7% of the HoldCo shares currently outstanding. The purpose of the Plan is primarily to align compensation for key executives with the performance of the Company. All options are to be granted at an exercise price that is equal to the fair value of the common stock of HoldCo on the date the stock option is granted.

In November 2005, HoldCo awarded options to various key employees and independent directors for an aggregate of 35,532 shares. The grants were subject to the definitive Plan terms which were approved by the Board of HoldCo on November 8, 2005. The options were granted at an exercise price of $1,000 per share.

In March 2006, options for an additional 1,174 shares were granted at an exercise price of $1,000 per share. The Company recognized $6 of compensation expense during the three months ended March 31, 2006 related to this option grant.

Outstanding options for employees under the Plan will vest in two segments. Subject to the optionee’s continued employment with the Company, 25% of the options granted generally will vest automatically in equal annual installments of 5% on the anniversary of the optionee’s hire and 75% will vest in full on the day immediately preceding the eighth anniversary of the grant date subject, however, to earlier vesting if certain performance conditions are met. The performance condition component of the Plan provides that an installment equal to 5% (15% if all three conditions are met) of the option will vest for each fiscal year, beginning with the year of grant and ending with the fourth year thereafter, for the following three targets, as defined in the Plan: Revenue, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and Free Cash-Flow. Options granted to independent directors vest automatically in equal annual installments of 20% over five years and exclude a performance component.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in determining the fair value for all grants (both those in November 2005, see Note 3, and those in March 2006): dividend yield of 0%; expected volatility of 33%; risk-free interest rate of 4.5%; expected term to exercise of 6.5 years; and forfeiture rate of 2%. The fair value for each individual option granted during 2006 and 2005 amounted to $400.

13.	Commitment and Contingencies

The Company is involved in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company’s financial statements.

14.	Transactions with Verizon

Historically, the Predecessor was allocated charges for various centralized services including network related services, and overhead and support services. Costs may have been directly assigned or allocated.

Transition Services Agreement

In conjunction with the Acquisition, the Company entered into a Transition Services Agreement with Verizon to provide information technology services, customer support, customer billing, accounting, network operations, call center, plant engineering and Internet support. The agreement was for an initial term of nine months and could be extended under certain circumstances. In December 2005, the Company arranged with Verizon to extend the agreement for a two month period to March 31, 2006. For the three months ended March 31, 2006, expenses incurred under the Transition Services Agreement amounted to $29,129.

Predecessor

Transactions with Verizon for the three months ended March 31, 2005 are as follows:

Operating revenues	$3,600
Operating expenses	23,900
Other income and (expense), net	100
Interest expense	2,600

15.	Segment Information

The Company has two reportable segments consisting of telecommunications services and publishing based on how the Company’s chief operating decision maker makes decisions about allocating resources and assessing performance. The telecommunications services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the telecommunications services segment provides long distance services, customer premise equipment distribution, data solutions and systems integration, billing and collection, logistics, pay telephone services, Internet access services and wireless services. The publishing business includes printing directories in Hawaii. The Company did not have any separate segments prior to the Acquisition.

The following tables provide operating financial information for the Company’s and Predecessor’s two reportable segments:

	Telecommunications	Publishing	Total
Company — For the three months ended and as of March 31, 2006
Operating revenues	$126,034	$15,485	$141,519
Depreciation and amortization	38,276	2,191	40,467
Net income (loss)	(45,290)	6,699	(38,591)
Capital expenditures	39,966	—	39,966
Assets	1,555,273	189,881	1,745,154
Company - Assets as of December 31, 2005	$1,561,157	$195,397	$1,756,554
Predecessor — For the three months ended March 31, 2005
Operating revenues	$132,400	$16,500	$148,900
Depreciation and amortization	29,200	100	29,300
Net income (loss)	5,300	6,300	11,600
Capital expenditures	14,300	—	14,300

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	our ability to operate as a stand-alone telecommunications provider;

•	our ability to implement our anticipated cost structure;

•	our ability to enter into arrangements with third-party service providers;

•	changes in regulations and legislation applicable to providers of telecommunications services;

•	changes in demand for our products and services; and

•	technological changes affecting the telecommunications industry.

These and other factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this quarterly report and, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we assume no obligation to update or revise them or to provide reasons why actual results may differ.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this quarterly report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.

Background

In the following discussion and analysis of financial condition and results of operations, unless the context otherwise requires, “we,” “us” or the “Company” refers, collectively, to Hawaiian Telcom Communications, Inc., wholly-owned by Hawaiian Telcom HoldCo, Inc., and its subsidiaries after giving effect to the Hawaii Business Acquisition (as defined below); “Verizon” refers to Verizon Communications Inc.; “GTE” refers to GTE Corporation; and, “Verizon’s Hawaii Business” refers, collectively, to Verizon Hawaii Inc. and the carved-out components of Verizon Information Services Inc., GTE.NET LLC (dba Verizon Online), Bell Atlantic Communications Inc. (dba Verizon Long Distance) and Verizon Select Services Inc. that were acquired in the Acquisition.

On May 21, 2004, the Company and Hawaiian Telcom HoldCo, Inc. entered into an agreement of Merger, which was subsequently amended and restated on April 8, 2005, with GTE and Verizon HoldCo, LLC, both subsidiaries of Verizon, to acquire Verizon’s Hawaii Business. The merger was consummated on May 2, 2005 (the “Hawaii Business Acquisition”).

We have operated as a stand-alone company since the Hawaii Business Acquisition. However, we have provided a discussion and analysis of a comparison of the results of the Company for the three months ended March 31, 2006 and our Predecessor for the three months ended March 31, 2005. We believe such financial information may be important to an understanding of our future operations. The periods presented are not comparable because of the change in the historical carrying value or basis of assets and liabilities that resulted from the Hawaii Business Acquisition. Historical periods of our Predecessor do not reflect the impact the Hawaii Business Acquisition has had on us, most notably significantly increased leverage and liquidity requirements. Because our relationship with Verizon and its affiliates changed upon the Hawaii Business Acquisition, our cost structure has changed from that reflected in the historical results of operations of our Predecessor.

Segments and Sources of Revenue

We operate in two reportable segments (Telecommunications and Publishing) based on how our chief operating decision maker makes decisions about allocating resources and assessing performance.

Telecommunications

The telecommunications segment derives revenue from the following sources:

Local Telephone Services – We receive revenue from providing local exchange telephone services. These revenues include monthly charges for basic service, local private line services and enhanced calling features such as voice mail, caller ID and 3-way calling.

Network Access Services – We receive revenue from charges established to compensate us for origination, transport and termination of calls for long distance and other interexchange carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others.

Long Distance Services – We receive revenue from providing toll, or long distance, services to our customers.

DSL and Internet – We receive revenue from monthly recurring charges for DSL and dial-up Internet access services.

Other Telecommunication Services and Sales – Other services and sales include inside line care and sale and maintenance of customer premise equipment, as well as revenue from wireless services.

Publishing

We receive revenue from the sale of advertising in printed directories in Hawaii. The deferred revenue and related deferred costs of our Predecessor related to such sales prior to the Hawaii Business Acquisition were not carried over to our balance sheet. The effect of this accounting treatment is to exclude revenue and related costs that would otherwise have been recognized in our operating results subsequent to the consummation of the Hawaii Business Acquisition. We started recognizing revenue and related costs upon distribution of directories beginning in October 2005. We did not recognize revenue from all of our directories until publication of certain directories in February of 2006.

Our New Cost Structure and Transition

The historical financial information of our Predecessor includes expenses directly incurred in Hawaii, as well as allocated expenses related to services that were provided from the mainland United States by Verizon and its affiliates. Calculating such allocated expenses required management of Verizon and GTE to make certain assumptions and we were not involved in the identification or calculation of the allocated costs. The allocated expenses reflected in the historical financial information of our Predecessor are not indicative of our expenses as a stand-alone provider of telecommunications services.

For the transition period that ended March 31, 2006 (Hawaii Time), services that have historically been provided by Verizon and its affiliates are being provided by:

•	Verizon and its affiliates (pursuant to the Transition Services Agreement and Verizon Master Services Agreement);

•	our internal team (for such functions as human resources, marketing and legal); and

•	third-party service providers.

BearingPoint

On April 1, 2006, we ended receiving services under the Transition Services Agreement with Verizon and began to process all transactions as a stand-alone provider of telecommunications services. The major operational systems continued to work without significant problems at and after cutover. We are still resolving system defects and are still in the process of evaluating functionality of all systems and making enhancements to systems as necessary. For example, in the process of standing up these new systems, we have experienced response time and performance issues with the front end order capture functionality and the automated flow through of this activity into the provisioning and billing systems. This flow through is currently being augmented with manual support. These systems related issues have resulted in significantly higher call handling times and manual activities in our business. We are working aggressively to resolve these in coordination with BearingPoint.

We utilized the services of BearingPoint to build much of our information technology infrastructure, including, with few exceptions, our operating, financial and administrative systems. In total, 77 systems have either been built or converted by BearingPoint to replace systems previously provided by Verizon.

To accommodate the need for additional time for BearingPoint to develop the back office systems for us, on December 1, 2005, we amended the Verizon Master Services Agreement, under which we received long distance voice and data services from Verizon during the transition period, to extend by two months to April 1, 2006 the term of such services beyond the initial nine-month transition period. Similarly, we amended the Transition Services Agreement on December 15, 2005, to extend the initial nine-month transition term to end at 12:01 a.m. Eastern Time on April 1, 2006.

The impact of these amendments is that during the extended period, we paid Verizon for the two additional months approximately $2.3 million per month more than the monthly amounts paid during the initial transition period. We believe the monthly transition costs for Verizon’s services exceed the costs that we will ultimately incur as a stand alone operation. In addition, we were obligated to reimburse Verizon for the cost of obtaining necessary licenses from certain of Verizon’s software vendors which allowed Verizon to continue processing our transactions during the extended period. The cost of obtaining such licenses was approximately $1.0 million. Other costs related to the delay in cutover have yet to be fully quantified. Under the terms of our Master Services Agreement, BearingPoint must pay us for some but not all of the costs related to the delay in cutover. BearingPoint must reimburse a fixed amount on account of the two month extension as partial reimbursement for amounts paid to Verizon during that time. We currently estimate that the costs, to date, to provide for other methods to accommodate the lack of full BearingPoint system functionalities at cutover total approximately $5.0 million. The majority of these additional costs will be paid by BearingPoint. We are continuing to negotiate with BearingPoint regarding additional reimbursements for costs incurred as a result of the two month delay and for the lack of full functionality during phase in and testing.

Results of Operations

We reported a net loss for the three months ended March 31, 2006 and 2005 of $38.6 million and $15.7 million, respectively. Our Predecessor reported net income of $11.6 million for the three months ended March 31, 2005.

Items Impacting Comparability

To facilitate comparison of the Company’s consolidated operating results to those of the Predecessor, we have summarized the impact that the consummation of the Hawaii Business Acquisition had on operating results because of the application of the purchase method of accounting. The adjustments are further described below and have no impact on our cash flows.

The impact of purchase accounting on our statement of operations for the three months ended March 31, 2006 is as indicated in the following table (dollars in thousands). Positive amounts represent items that had the effect of increasing our reported income and negative amounts represent items that had the effect of decreasing reported income.

	Revenue	Expenses	Operating Loss
Directories deferred revenue and costs (1)	$(900)	$200	$(700)
Wireline activation	(2,500)	2,500	—
Depreciation and amortization	—	(11,300)	(11,300)

	$(3,400)	$(8,600)	$(12,000)

(1)	Estimated based on Predecessor financial information.

Predecessor directories’ deferred revenue and related costs as of the date of the Hawaii Business Acquisition were not carried over to our balance sheet due to the application of purchase accounting. This resulted in the revenues and expenses being less than what our Predecessor would have generated. Similarly, deferred activation fee revenue and the related costs were not recognized in the purchase of Verizon’s Hawaii Business. The application of purchase accounting also increased depreciation and amortization as compared to what our Predecessor would have incurred, primarily related to increased intangible assets amortization.

Revenues

The following tables summarize our volume and revenue information as of March 31, 2006 and March 31, 2005. For comparability, we also present customer activity as of December 31, 2005 compared to March 31, 2006.

Volume Information

March 2006 compared to March 2005

	March 31, 2006	March 31, 2005	Change
			Number	Percentage
Switched access lines
Residential	400,436	430,912	(30,476)	-7.1%
Business	232,651	235,315	(2,664)	-1.1%
Public	5,845	6,093	(248)	-4.1%

	638,932	672,320	(33,388)	-5.0%

DSL lines - retail
Residential	73,824	62,802	11,022	17.6%
Business	9,751	7,344	2,407	32.8%

	83,575	70,146	13,429	19.1%

Long distance lines
Residential	214,786	216,253	(1,467)	-0.7%
Business	76,207	74,209	1,998	2.7%

	290,993	290,462	531	0.2%

March 2006 compared to December 2005

	March 31, 2006	December 31, 2005	Change
			Number	Percentage
Switched access lines
Residential	400,436	406,801	(6,365)	-1.6%
Business	232,651	233,058	(407)	-0.2%
Public	5,845	5,868	(23)	-0.4%

	638,932	645,727	(6,795)	-1.1%

DSL lines - retail
Residential	73,824	69,831	3,993	5.7%
Business	9,751	9,142	609	6.7%

	83,575	78,973	4,602	5.8%

Long distance lines
Residential	214,786	211,649	3,137	1.5%
Business	76,207	75,551	656	0.9%

	290,993	287,200	3,793	1.3%

Revenue (dollars in thousands)

	Company After Items Affecting Comparability Three Months Ended March 31, 2006 (1)	Comparison to Predecessor
		Company Three Months Ended March 31, 2006	Predecessor Three Months Ended March 31, 2005	Change
				Amount	Percentage
Telecommunications:
Local services	$59,847	$57,347	$61,400	$(4,053)	-6.6%
Network access services	38,229	38,229	37,800	429	1.1%
Long distance services	9,939	9,939	10,100	(161)	-1.6%
DSL and Internet	9,522	9,522	8,000	1,522	19.0%
Other services and sales	10,997	10,997	15,100	(4,103)	-27.2%

	128,534	126,034	132,400	(6,366)	-4.8%
Directories	16,385	15,485	16,500	(1,015)	-6.2%

	$144,919	$141,519	$148,900	$(7,381)	-5.0%

(1)	See previous discussion on basis adjustments and other items affecting comparability.

For the three months ended March 31, 2006, local services revenues decreased $4.1 million, or 6.6%, as compared to same period in 2005. Excluding the effects of purchase accounting, local service revenue would have been $59.8 million for three months ended March 31, 2006, a decrease of $1.6 million, or 2.5%, as compared to the same period in 2005, which was caused by a reduction in the number of switched access lines.

The decline in switched access lines primarily reflects increased competition resulting in customers using wireless, VoIP technology and cable services instead of phone lines for voice and data. Also, second lines continue to be disconnected as customers switch from dial-up Internet services to DSL and cable broadband service. We have instituted a “save-the-line” campaign in an effort to slow the rate of line loss. It is not possible at this time to quantify the impact of this effort.

For the three months ended March 31, 2006, network access service revenues increased by $429,000, or 1.1%, as compared to the three months ended March 31, 2005. The revenue growth is due, in part, to the increased number of special access services.

Long distance revenues decreased $161,000, or 1.6%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The revenue decline was related to the reduction in switched access lines (resulting in fewer customers utilizing toll services) and competitive pressures similar to those faced with local service. In late September 2005, we began promoting a flat-rate long distance plan and reduced the price of service in the first quarter of 2006 to increase its appeal to our customers. The plan is intended to “save” existing customers who use significant amounts of long distance and attract new long distance users from other providers. We are still in the process of deploying this plan and it is uncertain at this time as to how successful we will be in marketing the new plan and to what extent it will impact the trend in long distance service revenue.

DSL and Internet revenues increased $1.5 million, or 19.0%, for three months ended March 31, 2006 as compared to first three months of 2005. The revenue increase was related to the increase in demand during these periods.

Other services and sales decreased $4.1 million, or 27.2%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The revenue was most significantly impacted by the decline in sales and installation of customer premise equipment.

Wireless services (included in the other services and sales revenue category) are still in the early stages of development. As of March 31, 2006, we had approximately 10,400 aggregate subscribers, 9,400 external wireless subscribers and approximately 1,000 employee users and recognized external revenue of approximately $1.5 million for the three months ended March 31, 2006.

Directories revenue declined by $1.0 million, or 6.2%, for the first three months of 2006 compared to the first three months of 2005. The decrease was caused primarily by the application of purchase accounting.

Operating Costs and Expenses

The following table summarizes our costs and expenses for the three months ended March 31, 2006 compared to those of our Predecessor for the three months ended March 31, 2005 (dollars in thousands):

	Company After Items Affecting Comparability Three Months Ended March 31, 2006 (1)	Comparison to Predecessor
		Company Three Months Ended March 31, 2006	Predecessor Three Months Ended March 31, 2005	Change
				Amount	Percentage
Costs of services and sales	$63,197	$60,497	$56,700	$3,797	6.7%
Selling, general and administrative expenses	50,618	50,618	36,800	13,818	37.5%
Depreciation and amortization	29,167	40,467	29,300	11,167	38.1%

	$142,982	$151,582	$122,800	$28,782	23.4%

(1)	See previous discussion on basis adjustments and other items affecting comparability.

Costs of services and sales increased by $3.8 million, or 6.7%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a result of the Hawaii Business Acquisition and consistent with our plans, we incurred increased costs of $22.7 million related to the Transition Services Agreement with Verizon, net of a recovery from BearingPoint. In addition, our retirement expense is greater than those incurred by our Predecessor primarily because our Predecessor’s plans were overfunded. The increase in expense is offset, in part, by the purchase adjustment related to deferred activation costs amounting to $2.5 million for the three months ended March 31, 2006.

Selling, general and administrative expenses increased by $13.8 million, or 37.5%, for the three months ended March 31, 2006 compared to the same period in the prior year. The increase is primarily attributable to costs related to our transition to a stand-alone telecommunications provider.

Depreciation and amortization increased by $11.2 million, or 38.1%, for the three months ended March 31, 2006 when compared to same period in 2005. This is primarily the result of purchase accounting associated with the recognition of intangible assets.

Transition Costs and Other Cost Structure Changes

We are incurring significant expenses in our efforts to become a stand-alone provider of telecommunication services. The major components of such expenses incurred for the three months ended March 31, 2006 are summarized as follows (dollars in thousands):

Expense component of BearingPoint contract to build information technology infrastructure	$1,842
Verizon transition services, components estimated by management to reflect transition services net of expense recovery from BearingPoint to defer costs of transition services because of delay in completion	22,658
Employee relocation costs	369
Other	2,422

$27,291

We expect that these costs will be substantially reduced given that the majority of development of our stand-alone information technology infrastructure has occurred and we have ceased receiving services under the Transition Services Agreement.

Our operating expenses are significantly impacted by not incurring expenses that were allocated by Verizon and its affiliates to our Predecessor for services performed. Such expenses amounted to $23.9 million for the three month period ended March 31, 2005.

Interest Expense

Interest expense increased by $18.2 million for the three months ended March 31, 2006 compared to that of our Predecessor for the three months ended March 31, 2005. In connection with the Hawaii Business Acquisition, we incurred substantial indebtedness. The interest expense relating to this debt has and will continue to adversely affect our earnings.

Income Tax Expense

A valuation allowance has been provided at March 31, 2006 for our deferred tax assets because of the uncertainty as to the realization of such assets. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our senior credit facilities; (ii) capital expenditures; (iii) working capital requirements; and (iv) certain transition related expenditures.

We intend to fund our operations, interest expense, debt principal payments and working capital requirements from our cash from operations (exclusive of certain transition related expenditures) and our revolving credit facility, subject to covenant restrictions.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. Given our high level of debt and related debt service requirements, we may not have significant cash available to meet any large unanticipated liquidity requirements, other than from available borrowings, if any, under our revolving credit facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures, or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business could suffer.

Cash Flows

Net cash provided by operations of $19.0 million for the three months ended March 31, 2006 was related primarily to our net loss of $38.6 million adjusted to exclude non-cash items and favorable working capital movements of $57.6 million. The most significant non-cash item during the period was depreciation and amortization expense of $40.5 million. The net loss was caused, in part, by our significant costs of transition to a stand-alone provider of telecommunication services and by interest charges. We expect that transition costs will be substantially reduced after March 31, 2006.

Cash used in investing activities was $40.0 million for the three months ended March 31, 2006, which consisted of capital expenditures. Capital expenditures include $13.8 million related to our efforts to build our back-office and IT infrastructure. In the near term, we anticipate continuing to pay a significant amount of transition related capital expenditures and one-time costs, among other things, to build our new back-office and IT infrastructure.

Cash provided by financing activities was $17.0 million for the three months ended March 31, 2006. This was related entirely to borrowing activity under the revolving credit facility.

Outstanding Debt and Financing Arrangements

As of March 31, 2006, we had outstanding $1,363.5 million in aggregate indebtedness, excluding unused commitments, with $86.4 million of additional borrowing capacity available, subject to covenant restrictions, under our revolving credit facility. As a result of the Hawaii Business Acquisition, our liquidity requirements have been significantly increased, primarily due to increased debt service obligations. In connection with the Hawaii Business Acquisition, we incurred $485.0 million of borrowings under our senior credit facilities and $500.0 million of indebtedness with the issuance of notes and we assumed $300.0 million of Verizon Hawaii debt.

Our senior credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility is available for general corporate purposes and comprised of loans in a total principal amount of up to $200.0 million, of which $113.5 million has been drawn and $86.4 million was available as of March 31, 2006 (subject to the covenants described below and a $100,000 outstanding letter of credit). The term loan facilities are comprised of a Tranche A term loan facility in a total principal amount of $300.0 million ($150.0 million was drawn and $150.0 million was undrawn as of March 31, 2006 which we anticipate drawing to fund the repayment of the $150.0 million remaining balance of Existing Debentures on September 1, 2006) and a Tranche B term loan facility in a total principal amount of $450.0 million, the proceeds of which were used to fund the Hawaii Business Acquisition. Our ability to draw our Tranche A term loan facility to repay the Existing Debentures is conditioned on several factors, including continued compliance with covenants in our Credit Agreement. Our total outstanding balance on our senior credit facilities amounted to $713.5 million as of March 31, 2006. Our senior credit facilities bear interest at a rate equal to the applicable margin plus, at our option, either:

•	a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1%; or

•	a Eurocurrency rate on deposits for one-, two-, three- or six-month periods (or nine- or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available).

The applicable margin on loans under our revolving credit facility and our delayed draw Tranche A term loan facility are subject to change depending on our leverage ratio.

In addition to paying interest on outstanding principal amounts under our senior credit facilities, we are required to pay a commitment fee to the lenders for the unused commitments under our revolving credit facility and the additional $150.0 million available under our delayed draw Tranche A term loan facility, which is payable quarterly in arrears. The commitment fee is subject to change depending on our leverage ratio.

Our senior credit facilities contain negative and affirmative covenants affecting us and our existing and future restricted subsidiaries, with certain exceptions set forth in our credit agreement. Our senior credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens; sale-leaseback transactions; debt, dividends and other restricted payments; redemptions and stock repurchases; consolidations and mergers; acquisitions; asset dispositions; investments; loans; advances; changes in line of business; changes in fiscal year; agreements with subsidiaries; transactions with affiliates; amendments to charter, by-laws and other material documents; hedging agreements; and certain prepayments of indebtedness. Our senior credit facilities also require us, and will require our existing and future restricted subsidiaries, with certain exceptions set forth in our credit agreement, to meet certain financial covenants and ratios, particularly a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with all covenants as of March 31, 2006.

Our senior credit facilities contain the following affirmative covenants, among others: delivery of financial and other information to the administrative agent; notice to the administrative agent upon the occurrence of certain events of default, material litigation and other events; conduct of business and existence; payment of obligations; maintenance of properties; licenses and insurance; access to books and records by the lenders; compliance with laws; use of proceeds and letters of credit; further assurances; and maintenance of collateral.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and certain transition related expenses will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, competitive, regulatory and other factors that are beyond our control. Based on our current level of operations and our anticipated cost structure, we believe that our cash flow from operations, available cash and available borrowing capacity under our senior credit facilities will be adequate to meet our liquidity needs for the foreseeable future.

We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, our cost structure may be higher than currently anticipated. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Contractual Obligations

During the three months ended March 31, 2006, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2005 in our most recently filed Form S-4 with the exception of the $17.0 million increase in the balance on the revolving credit facility to $113.5 million and the draw on the Tranche A term loan facility for $150.0 million in February 2006 to fund repayment of the Existing Debentures, Series A.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in the most recently filed Form S-4 and have not changed materially from that discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, our floating rate obligations consist of $113.5 million of debt outstanding under our revolving credit facility, $150.0 million of debt outstanding under our Tranche A term loan facility, $450.0 million of debt outstanding under our Tranche B term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at March 31, 2006 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $1.1 million.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations. The variable-rate debt exposes us to variability in interest payments due to changes in interest rates. Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings. To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, in June 2005, we entered into six interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt on our term loan facilities and notes. The interest rate swap agreements have a cumulative notional amount that ranges from $451.4 million at June 30, 2005, to a high of $704.3 million at September 30, 2006, to a balance of $218.2 million at maturity on December 31, 2010. The fixed rate is 3.98% for the period from June 30, 2005 to December 30, 2006 and 4.36% from December 31, 2006 to December 31, 2010. The interest rate swaps effectively change the variable-rate cash flow exposure on our debt obligations to fixed cash flows. Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments. We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. The fair value of the swap amounted to approximately $19.4 million as of March 31, 2006. Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness.

By using derivative financial instruments to hedge exposures to changes in interest rates, we expose ourself to market risk. Market risk may involve the adverse or beneficial effects on the value of a financial instrument resulting from changes in interest rates. While we expect such changes in value may be significant, the market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Market risk may have significantly changed the value of our swap agreements subsequent to date of the most recent balance sheet presented. However, as our management does not currently intend to terminate our swap agreements prior to their maturities, such changes in value will only result in realization as an effective offset to the variability in cash flows associated with our variable rate debt.

Item 4.	Controls and Procedures

We have disclosed to the auditors and to the audit committee of the board of directors all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data. Specifically, we disclosed as a significant deficiency that Verizon and its affiliates (in providing us with accounting services and related reconciliations under the Transition Service Agreement) does not provide us with access to facilitate complete visibility into its records, practices and procedures. Therefore, there is a more than remote, but less than likely, possibility that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented and detected.

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the exchange Act) as of March 31, 2006 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was a change in our internal control over financial reporting (as defined in Rule 13a-15(e) under the exchange Act) as of March 31, 2006 that did not materially affect our internal control over financial reporting during the fiscal quarter ended March 31, 2006 but is reasonably likely to affect our internal control over financial reporting in the future.

In order to facilitate our transition to becoming a stand-alone provider of communication services, Verizon and its affiliates have provided us since May 2, 2005 with services pursuant to the Transition Services Agreement. Under such agreement, Verizon and its affiliates provided us with services that were critical to the ongoing operation including, among other things:

•	access to certain existing IT systems and applications;

•	maintenance and support of certain IT applications and systems;

•	support for our residential and business customers;

•	accounting, payroll, accounts payable and transaction tax preparation services;

•	customer billing operation services;

•	network surveillance, maintenance and technical support of switches, relays, DSL and other Internet operations;

•	call center support, systems and related services;

•	infrastructure maintenance work for inside and outside plant engineering; and

•	Internet operations and related support.

The Verizon Transition Services Agreement, including accounting services, ended on March 31, 2006 (Hawaii Time).

Subsequently, we began processing all transactions utilizing the information technology systems that BearingPoint assisted us in building, which includes with few exceptions, our operating, financial and administrative systems. We are still in the process of evaluating and adjusting the functionality of all new systems and making modifications and enhancements in internal control processes. However, because a majority of our processes, procedures and controls are new, there is an increased risk of internal control deficiencies as processes are implemented, reviewed and adjusted. The severity of any potential control deficiencies cannot be anticipated at this time. A comprehensive study of internal control processes will begin later in 2006.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently, and from time to time, are involved in litigation and regulatory proceedings incidental to the conduct of our business. We are not a party to any lawsuits or proceedings that, in the opinion of our management, are likely to have a material adverse effect on us.

Item 6.	Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM COMMUNICATIONS, INC.

May 15, 2006	/s/ Michael S. Ruley
Michael S. Ruley Chief Executive Officer

May 15, 2006	/s/ Daniel P. O’Brien
Daniel P. O’Brien Senior Vice President and Chief Financial Officer

May 15, 2006	/s/ Patrick T. Hogan
Patrick T. Hogan Vice President Finance and Controller

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Credit Agreement, dated as of May 2, 2005, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as joint bookrunners, Goldman Sachs Credit Partners L.P., as syndication agent, Lehman Commercial Paper Inc., as documentation agent, ABN AMRO Bank, N.V. and Wachovia Bank, N.A., as co- documentation agents and CoBank, ACB, as agent (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.2†	Guarantee and Collateral Agreement, dated as of May 2, 2005, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.3†	Shared Collateral Agreement, dated as of May 2, 2005, between Hawaiian Telcom, Inc. and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.4†	Directory Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom Merger Sub, Inc.) and L. M. Berry and Company, effective as of February 4, 2005 (incorporated by reference to Exhibit 10.8 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.5†	Master Services Agreement, dated as of August 6, 2004, by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) and BearingPoint, Inc (incorporated by reference to Exhibit 10.5 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006, File No. 333-131152).

10.6†	Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian TelcomMergerSub, Inc.) and Sprint North Supply Company, dated December 10, 2004 (incorporated by reference to Exhibit 10.6 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006, File No. 333-131152).

10.7†	Intellectual Property Agreement between GTE Corporation, Hawaiian Telcom Holdco, Inc., Verizon HoldCo LLC and Hawaiian Telcom Communications, Inc., dated May 2, 2005 (incorporated by reference to Exhibit 10.11 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.8†	Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.12 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.9†	Transition Services Agreement by and among Verizon Information Technologies LLC, Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.), Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.) and Verizon Hawaii Inc. dated May 21, 2004 (incorporated by reference to Exhibit 10.13 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.10†	Amendment No. 1, dated August 30, 2004, to the Transition Services Agreement by and among Verizon Information Technologies LLC, Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.), Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.) and Verizon Hawaii Inc. dated May 21, 2004 (incorporated by reference to Exhibit 10.14 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.11†	Amendment No. 2, dated April 8, 2005, to the Transition Services Agreement by and among Verizon Information Technologies LLC, Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.), Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.) and Verizon Hawaii Inc. dated May 21, 2004 (incorporated by reference to Exhibit 10.15 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.12†	Amendment No. 3, dated April 28, 2005, to the Transition Services Agreement by and among Verizon Information Technologies LLC, Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.), Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.) and Verizon Hawaii Inc. dated May 21, 2004 (incorporated by reference to Exhibit 10.16 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.13†	Amendment No. 4, dated August 29, 2005, to the Transition Services Agreement by and among Verizon Information Technologies LLC, Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.), Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.) and Verizon Hawaii Inc. dated May 21, 2004 (incorporated by reference to Exhibit 10.17 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.14†	Amendment No. 5, dated September 30, 2005, to the Transition Services Agreement by and among Verizon Information Technologies LLC, Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.), Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.) and Verizon Hawaii Inc. dated May 21, 2004 (incorporated by reference to Exhibit 10.18 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.15†	Amendment No. 6, dated December 15, 2005, to the Transition Services Agreement by and among Verizon Information Technologies LLC, Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.), Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.) and Verizon Hawaii Inc. dated May 21, 2004 (incorporated by reference to Exhibit 10.19 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.16†	Master Services Agreement by and between Hawaiian Telcom Services Company and Verizon Select Services Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.16 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006, File No. 333-131152).

10.17†	Amendment No. 1 to Master Services Agreement by and between Hawaiian Telcom Services Company and Verizon Select Services, Inc., dated December 1, 2005 (incorporated by reference to Exhibit 10.17 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006, File No. 333-131152).

10.18†	Management Consulting Agreement between Hawaiian Telcom Communications, Inc. and TC Group, L.L.C., dated as of April 13, 2005 (incorporated by reference to Exhibit 10.22 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.19*†	Management Rights Agreement among Carlyle Partners III Hawaii, L.P., CP III Coinvestment, L.P., Carlyle Hawaii Partners, L.P., Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. (incorporated by reference to Exhibit 10.23 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.20†	Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated as of October 15, 2005 (incorporated by reference to Exhibit 10.24 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.21†	Sprint Wholesale Master Services Agreement between Sprint Communications Company L.P. and Hawaiian Telcom Communications, Inc., dated December 5, 2005 (incorporated by reference to Exhibit 10.21 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006, File No. 333-131152).

10.22*†	Employment Agreement, effective as of October 1, 2004, by and between Michael S. Ruley and Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.) (incorporated by reference to Exhibit 10.27 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.23*†	Employment Agreement, effective as of September 9, 2004, by and between David A. Torline and Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.) (incorporated by reference to Exhibit 10.28 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.24*†	Employment Agreement, effective as of February 1, 2005, by and between Alan M. Oshima and Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) (incorporated by reference to Exhibit 10.29 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.25*†	Employment Agreement, effective as of May 3, 2005, by and between Daniel P. O’Brien and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.30 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.26*†	Employment Agreement, effective as of December 13, 2004, by and between Harvey A. Plummer and Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) (incorporated by reference to Exhibit 10.31 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.27*†	Employment Agreement, effective as of December 15, 2004, by and between Linda D. Frank and Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) (incorporated by reference to Exhibit 10.32 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.28*†	Stock Option Plan of Hawaiian Telcom Holdco, Inc., dated as of November 8, 2005 (incorporated by reference to Exhibit 10.33 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.29†	Amendment No. 1 to the Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated February 1, 2006 (incorporated by reference to Exhibit 10.29 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006, File No. 333-131152).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated herein by reference as indicated.

*	Identifies each management contract or compensatory plan or arrangement.