Form 10-Q
period 2006-06-30
Hawaiian Telcom Communications, Inc.
filed 2006-08-14
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-131152

Hawaiian Telcom Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1710376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Bishop Street

Honolulu, Hawaii 96813

(Address of principal executive offices)

808-546-4511

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer” and “Large Accelerated Filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of August 14, 2006: 1,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in thousands)

	Company		Predecessor	Company		Predecessor
	Three Months Ended June 30,		Period from April 1 to May 1, 2005	Six Months Ended June 30,		Period from January 1 to May 1, 2005
	2006	2005		2006	2005
Operating revenues	$144,674	$81,023	$51,800	$286,193	$81,023	$200,700

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	55,680	35,855	19,600	121,345	35,855	76,300
Selling, general and administrative	45,411	50,313	12,100	90,861	65,970	48,900
Depreciation and amortization	45,162	26,648	10,300	85,629	26,648	39,600

Total operating expenses	146,253	112,816	42,000	297,835	128,473	164,800

Operating income (loss)	(1,579)	(31,793)	9,800	(11,642)	(47,450)	35,900

Other income (expense):
Interest expense	(29,299)	(24,348)	(2,900)	(56,348)	(24,348)	(11,700)
Other income and expense, net	148	596	100	212	596	600

Total other income (expense)	(29,151)	(23,752)	(2,800)	(56,136)	(23,752)	(11,100)

Income (loss) before provision for income taxes	(30,730)	(55,545)	7,000	(67,778)	(71,202)	24,800
Provision for income taxes	1,500	1,200	2,500	3,043	1,200	8,700

Net income (loss)	$(32,230)	$(56,745)	$4,500	$(70,821)	$(72,402)	$16,100

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in thousands, except per share information)

	Company
	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$2,706	$10,321
Receivables, net	95,292	78,940
Material and supplies	5,788	5,711
Prepaid expenses	7,877	4,364
Other current assets	5,542	6,346

Total current assets	117,205	105,682
Property, plant and equipment, net	829,831	817,333
Deferred financing and other assets	66,674	52,067
Intangible assets, net	615,209	647,199
Goodwill	136,779	134,273

Total assets	$1,765,698	$1,756,554

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$60,510	$50,387
Accrued expenses	28,597	32,572
Advance billings and customer deposits	16,740	16,006
Current maturities of long-term debt	11,500	3,000
Other current liabilities	6,689	9,306

Total current liabilities	124,036	111,271
Long-term debt	1,386,500	1,343,500
Deferred income taxes	7,100	4,100
Employee benefit obligations	49,762	44,141
Other liabilities	9,471	7,345

Total liabilities	1,576,869	1,510,357

Commitments and contingencies (Note 13)
Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	—	—
Additional paid-in capital	428,024	428,000
Accumulated other comprehensive income	24,704	11,275
Accumulated deficit	(263,899)	(193,078)

Total stockholder’s equity	188,829	246,197

Total liabilities and stockholder’s equity	$1,765,698	$1,756,554

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in thousands)

	Company		Predecessor
	Six Months Ended June 30,		Period from January 1 to May 1, 2005
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(70,821)	$(72,402)	$16,100
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	85,629	26,648	39,600
Deferred income taxes, net	3,000	1,200	(11,700)
Employee retirement benefits	5,621	3,031	(300)
Changes in operating assets and liabilities:
Receivables	(18,608)	(212)	11,400
Material and supplies	(77)	501	(3,300)
Other current assets	(2,709)	(8,636)	(400)
Accounts payable and accrued expenses	6,835	6,780	(8,800)
Other current liabilities	(2,818)	1,952	1,400
Other, net	972	4,536	(7,800)

Net cash provided by (used in) operating activities	7,024	(36,602)	36,200

Cash flows from investing activities:
Capital expenditures	(66,139)	(21,709)	(22,800)
Purchase of Verzion’s Hawaii Business, net of cash acquired	—	(1,337,729)	—
Net change in note receivable	—	—	11,300
Other	—	—	(200)

Net cash used in investing activities	(66,139)	(1,359,438)	(11,700)

Cash flows from financing activities:
Capital contribution	—	428,000	—
Proceeds from issuance of debt	241,000	1,021,800	—
Payment of deferred debt issue costs	—	(37,763)	—
Repayment of debt	(189,500)	—	(283,800)
Net change in parent funding	—	—	259,700
Other	—	—	100

Net cash provided by (used in) financing activities	51,500	1,412,037	(24,000)

Net change in cash and cash equivalents	(7,615)	15,997	500
Cash and cash equivalents, beginning of period	10,321	—	1,200

Cash and cash equivalents, end of period	$2,706	$15,997	$1,700

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$58,509	$5,710	$18,800
Income taxes paid	—	—	4,400
Supplemental disclosure of non cash financing activities:
Assumption of existing debentures in connection with acquisition of Verizon’s Hawaii Business	—	300,000	—

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited, Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, January 1, 2006	1,000	$—	$428,000	$11,275	$(193,078)	$246,197
Stock based compensation	—	—	24	—	—	24
Net loss	—	—	—	—	(70,821)	(70,821)
Other comprehensive income -
Gains on cash flow hedging derivatives	—	—	—	13,428	—	13,428
Unrealized gain on investments	—	—	—	1	—	1

Balance, June 30, 2006	1,000	$—	$428,024	$24,704	$(263,899)	$188,829

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, Dollars in thousands, except per share information)

1.	Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii and is estimated to be one of the ten largest incumbent local exchange carriers in the United States with an integrated telecommunications network servicing approximately 626,000 switched access lines as of June 30, 2006. The Company also served approximately 289,000 long distance lines and had 89,000 retail High Speed Internet connections as of that date.

Acquisition

On May 21, 2004, the Company and Hawaiian Telcom Holdco, Inc. (“Holdco”), the parent of the Company, both new entities formed by the private equity firm of The Carlyle Group, entered into an Agreement of Merger, which was subsequently amended and restated on April 8, 2005, with GTE and Verizon HoldCo LLC, both subsidiaries of Verizon Communications Inc. (“Verizon”), to acquire Verizon’s Hawaii Business (the “Predecessor”). The merger was consummated on May 2, 2005 (the “Acquisition”).

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005, that are included in the Company’s Amendment No. 1 to Form S-4 Registration Statement filed on March 31, 2006.

The Company

The Company has included the results of Verizon’s Hawaii Business from the May 2, 2005 acquisition date. Hence, the Company’s statements of operations and cash flows for the three and six months ended June 30, 2005 do not include the results of Verizon’s Hawaii Business. The Predecessor’s historical combined statements of operations from April 1, 2005 to May 1, 2005 and January 1, 2005 to May 1, 2005, and cash flows for the period from January 1, 2005 to May 1, 2005 are included in the accompanying condensed consolidated financial statements. The Predecessor financial statements have not been adjusted to give effect to the Acquisition. Accordingly, the accompanying condensed consolidated financial statements of the Company are not comparable to the Predecessor financial statements.

The Predecessor

The Predecessor financial statements include the activities of Verizon conducted in Hawaii, with certain exceptions. Verizon’s Hawaii Business was comprised of Verizon Hawaii Inc. (now Hawaiian Telcom, Inc.) and carved-out components of Verizon Information Services (“VIS”), GTE.NET LLC (dba Verizon Online) (“VOL”), Bell Atlantic Communications Inc. (dba Verizon Long Distance) (“VLD”) and Verizon Select Services, Inc. (“VSSI”) (collectively, the “Hawaii Business”). To prepare these statements, management of Verizon specifically identified, assigned or apportioned revenues and expenses of Verizon to the Hawaii Business. However, because of the Hawaii Business’s relationship with Verizon and its other affiliates, the revenues and expenses are not necessarily indicative of what they would have been had the Hawaii Business operated without the shared resources of Verizon and its affiliates. Accordingly, these Predecessor financial statements are not necessarily indicative of future results of operations.

The Subsidiary and Parent Guarantors

Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. guarantee the Company’s senior notes and notes payable to banks. Financial statements of the subsidiary guarantors have not been presented as Hawaiian Telcom Communications, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the assets of Hawaiian Telcom Insurance Company, Incorporated, which are excluded from the guarantee, are not significant.

Holdco, the Company’s parent, also is a guarantor for the Company’s notes payable to banks. Financial statements of Holdco have not been presented as it has no independent assets, liabilities or operations and the guarantees are full and unconditional and joint and several.

Earnings per Share

Because the Company has only one shareholder, Holdco, information on earnings (loss) per share is not meaningful and has not been presented.

3.	Accounting Change

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the prospective method to all new awards granted, modified or settled after January 1, 2006. The following table illustrates the effect on the net loss for the three and six months ended June 30, 2006 if the fair value method had been applied to all outstanding and unvested options.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net loss, as reported	$(32,230)	$(70,821)
Add: Stock option related employee compensation expense included in net loss	18	24
Deduct: Total stock option related employee compensation expense determined under fair value based method for all awards	(466)	(920)

Pro forma net loss	$(32,678)	$(71,717)

4.	Recently Issued Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The Company is in the process of assessing the impact this interpretation will have on its financial statements. This Interpretation provides a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.

5.	Receivables

Receivables for the Company consist of the following:

	June 30, 2006	December 31, 2005
Customers and other	$110,961	$87,098
Receivable from Verizon	1,334	1,559
Allowance for doubtful accounts	(17,003)	(9,717)

	$95,292	$78,940

6.	Accrued Expenses

Accrued expenses for the Company consisted of the following:

	June 30, 2006	December 31, 2005
Salaries and benefits	$14,126	$13,273
Other taxes	1,377	1,738
Interest	13,094	17,561

	$28,597	$32,572

7.	Long-Term Debt

Long-term debt is comprised of the following:

	Interest Rate at June 30, 2006	Final Maturity	June 30, 2006	December 31, 2005
Notes payable to banks, revolving credit facility	7.48%	April 30, 2012	$149,000	$96,500
Notes payable to banks, Tranche A term loan	7.23%	April 30, 2012	150,000	—
Notes payable to banks, Tranche B term loan	7.23%	October 31, 2012	449,000	450,000
Existing debentures, Series A	NA	February 1, 2006	—	150,000
Existing debentures, Series B	7.38%	September 1, 2006	150,000	150,000
Senior floating rate notes	10.79%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000

			1,398,000	1,346,500
Current portion			11,500	3,000

			$1,386,500	$1,343,500

Notes Payable to Banks

The revolving credit facility has a principal balance of $200,000 which will mature on April 30, 2012. As of June 30, 2006, the available balance on the facility amounted to $50,900 (subject to covenants and a $100 outstanding letter of credit).

The term loan facilities include a delayed draw Tranche A term loan facility in a total principal amount of $300,000. Borrowings under the Tranche A term loan facility are available only through September 1, 2006 to fund the repayment of the Existing Debentures. On February 1, 2006, $150,000 was drawn on the Tranche A term loan to fund repayment of the Existing Debentures, Series A.

Existing Debentures

The Debentures Series A matured on February 1, 2006 and were repaid using the Tranche A term loan facility. The Debenture Series B mature on September 1, 2006 and bear interest at the rate of 7.38% payable semi-annually. The Debentures Series B are classified as noncurrent in the accompanying consolidated balance sheet at June 30, 2006 because the Company has the intent and ability to refinance such Debentures on a long term basis.

8.	Derivative Instruments and Hedging Activities

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

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings. During the three and six months ended June 30, 2006, the Company had $5,401 and $13,428, respectively, of unrealized gains included in other comprehensive income. The fair value of the interest rate swap of $24,814 is included in deferred financing and other assets on the consolidated balance sheet at June 30, 2006.

9.	Employee Benefit Plans

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

The Company accrues the costs, as determined by an actuary, of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. The following provides the components of net periodic benefit costs for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$3,011	$500	$6,136	$1,000
Interest cost	2,810	482	5,652	964
Expected asset return	(4,000)	—	(8,029)	—

	$1,821	$982	$3,759	$1,964

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $2,700 to its pension plan in 2006. As of June 30, 2006, $258 of contributions have been made. The Company presently anticipates contributing an additional $2,442 to fund its pension plans in 2006 for a total of $2,700.

10.	Income Taxes

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate of approximately 35% to income (loss) before income taxes for the following reasons:

	Company		Predecessor	Company		Predecessor
	Three Months Ended June 30,		Period from April 1 to May 1, 2005	Six Months Ended June 30,		Period from January 1 to May 1, 2005
	2006	2005		2006	2005
Expense (benefit) at federal rate	$(10,755)	$(19,441)	$2,500	$(23,722)	$(24,921)	$8,700
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(922)	(1,666)	200	(2,033)	(2,136)	700
Other, net	—	—	(200)	—	—	(700)
Valuation allowance	13,177	22,307	—	28,798	28,257	—

Total income tax expense	$1,500	$1,200	$2,500	$3,043	$1,200	$8,700

A valuation allowance has been provided at June 30, 2006 and December 31, 2005 by the Company for the deferred tax assets because of the uncertainty of future realization of such amounts. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that the Company generates taxable income in future years and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

11.	Stock Option Plan

On November 8, 2005, Holdco adopted the Stock Option Plan of Hawaiian Telcom Holdco, Inc. (the “Plan”) that permits the grant of options to its key employees and independent directors and those of its wholly owned subsidiaries. The total number of shares of Holdco that were reserved for issuance under the Plan was 37,217 or 8.7% of the Holdco shares currently outstanding. The purpose of the Plan is primarily to align compensation for key executives with the performance of the Company. All options are to be granted at an exercise price that is equal to the fair value of the common stock of Holdco on the date the stock option is granted.

In November 2005, Holdco awarded options to various key employees and independent directors for an aggregate of 35,532 shares. The grants were subject to the definitive Plan terms which were approved by the Board of Holdco on November 8, 2005. The options were granted at an exercise price of $1,000 per share.

In March 2006, options for an additional 1,174 shares were granted at an exercise price of $1,000 per share. The Company recognized $18 and $24 of compensation expense during the three and six months ended June 30, 2006, respectively, related to these option grants.

Outstanding options for key employees under the Plan will vest in two segments. Subject to the optionee’s continued employment with the Company, 25% of the options granted generally will vest automatically in equal annual installments of 5% on the anniversary of the optionee’s hire and 75% will vest in full on the day immediately preceding the eighth anniversary of the grant date subject, however, to earlier vesting if certain performance conditions are met. The performance condition component of the Plan provides that an installment equal to 5% (15% if all three conditions are met) of the option will vest for each fiscal year, beginning with the year of grant and ending with the fourth year thereafter, for the following three targets, as defined in the Plan: Revenue, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and Free Cash-Flow. Options granted to independent directors vest automatically in equal annual installments of 20% over five years and exclude a performance component.

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

12.	Comprehensive Income (Loss)

A summary of components of comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(32,230)	$(56,745)	$(70,821)	$(72,402)
Other comprehensive income (loss) -
Gains (losses) on cash flow hedging derivatives	5,401	(5,399)	13,428	(5,399)
Unrealized gain (loss) on investments	(59)	—	1	—

Other comprehensive income (loss)	5,342	(5,399)	13,429	(5,399)

Comprehensive loss	$(26,888)	$(62,144)	$(57,392)	$(77,801)

13.	Commitments and Contingencies

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

Transition Services Agreement

In conjunction with the Acquisition, the Company entered into a Transition Services Agreement with Verizon to provide information technology services, customer support, customer billing, accounting, network operations, call center, plant engineering and Internet support. The agreement was for an initial term of nine months and could be extended under certain circumstances. In December 2005, the Company arranged with Verizon to extend the agreement for a two month period through March 31, 2006. Expenses incurred under the Transition Services Agreement amounted to $368 and $29,497 for the three and six month periods ended June 30, 2006, respectively. Costs incurred under the Transition Services Agreement amounted to $18,879 for both the three and six months ended June 30, 2005.

Predecessor

Transactions with Verizon were as follows:

	Period from April 1 to May 1, 2005	Period from January 1 to May 1, 2005
Operating revenues	$1,300	$4,900
Operating expenses	7,700	31,600
Other income and (expense), net	—	100
Interest expense	1,100	3,700

15.	Segment Information

The Company has two reportable segments consisting of telecommunications services and publishing based on how the Company’s chief operating decision maker makes decisions about allocating resources and assessing performance. The telecommunications services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the telecommunications services segment provides long distance services, customer premise equipment distribution, data solutions and systems integration, billing and collection, logistics, pay telephone services, Internet access services and wireless services. The publishing business includes the sale of advertising in printed and electronic directories in Hawaii.

The following tables provide operating financial information for the Company’s and Predecessor’s two reportable segments:

	Telecom- munications	Publishing	Total
Company — For the three months ended and as of June 30, 2006
Operating revenues	$127,757	$16,917	$144,674
Depreciation and amortization	42,971	2,191	45,162
Net income (loss)	(39,569)	7,339	(32,230)
Assets	1,573,533	192,165	1,765,698
Company — For the six months ended June 30, 2006
Operating revenues	$253,791	$32,402	$286,193
Depreciation and amortization	81,247	4,382	85,629
Net income (loss)	(84,859)	14,038	(70,821)
Capital expenditures	66,139	—	66,139
Company—Assets as of December 31, 2005	$1,561,157	$195,397	$1,756,554
Company — For the three months ended and as of June 30, 2005
Operating revenues	$81,023	$—	$81,023
Depreciation and amortization	25,060	1,588	26,648
Net income (loss)	(50,185)	(6,560)	(56,745)
Company — For the six months ended June 30, 2005
Operating revenues	$81,023	$—	$81,023
Depreciation and amortization	25,060	1,588	26,648
Net income (loss)	(65,842)	(6,560)	(72,402)
Capital expenditures	21,709	—	21,709
Predecessor — For the period April 1, 2005 to May 1, 2005
Operating revenues	$46,300	$5,500	$51,800
Depreciation and amortization	10,300	—	10,300
Net income	2,400	2,100	4,500
Predecessor — For the period from January 1, 2005 to May 1, 2005
Operating revenues	$178,700	$22,000	$200,700
Depreciation and amortization	39,500	100	39,600
Net income	7,700	8,400	16,100
Capital expenditures	22,800	—	22,800

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

These and other factors may cause our actual results to differ materially from any forward-looking statement. Refer to our most recently filed Form S-4, as amended, for a detailed discussion on risks that could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business operations.

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

Background

In the following discussion and analysis of financial condition and results of operations, unless the context otherwise requires, “we,” “us” or the “Company” refers, collectively, to Hawaiian Telcom Communications, Inc., wholly-owned by Hawaiian Telcom Holdco, Inc., and its subsidiaries after giving effect to the Hawaii Business Acquisition (as defined below); “Verizon” refers to Verizon Communications Inc.; “GTE” refers to GTE Corporation; and, “Verizon’s Hawaii Business” refers, collectively, to Verizon Hawaii Inc. and the carved-out components of Verizon Information Services, Inc., GTE.NET LLC (dba Verizon Online), Bell Atlantic Communications Inc. (dba Verizon Long Distance) and Verizon Select Services Inc. that were acquired in the Acquisition.

On May 21, 2004, the Company and Hawaiian Telcom Holdco, Inc. entered into an Agreement of Merger, which was subsequently amended and restated on April 8, 2005, with GTE and Verizon HoldCo, LLC, both subsidiaries of Verizon, to acquire Verizon’s Hawaii Business. The merger was consummated on May 2, 2005 (the “Hawaii Business Acquisition”).

We have operated as a stand-alone company since the Hawaii Business Acquisition. However, we have provided a discussion and analysis of a comparison of the results of the Company for the three and six months ended June 30, 2006 to the combined results of the Company and Predecessor for the three and six months ended June 30, 2005. We believe such financial information may be important to an understanding of our future operations. The combined presentation is not in accordance with GAAP and the periods presented are not comparable because of the change in the historical carrying value or basis of assets and liabilities that resulted from the Hawaii Business Acquisition. Historical periods of our Predecessor do not reflect the impact the Hawaii Business Acquisition has had on us, most notably significantly increased leverage and liquidity requirements. Because our relationship with Verizon and its affiliates changed upon the Hawaii Business Acquisition, our cost structure has changed from that reflected in the historical results of operations of our Predecessor. We have presented the combined results of operations to provide a more meaningful discussion of the periods presented.

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

High Speed Internet and Other Internet – We receive revenue from monthly recurring charges for High Speed Internet and dial-up Internet access services.

Other Telecommunication Services and Sales – Other services and sales include inside line care and sale and maintenance of customer premise equipment, as well as revenue from wireless services.

Publishing

We receive revenue from the sale of advertising in printed and electronic directories in Hawaii. The deferred revenue and related deferred costs of our Predecessor related to such sales in printed directories prior to the Hawaii Business Acquisition were not carried over to our balance sheet. The effect of this accounting treatment is to exclude revenue and related costs that would otherwise have been recognized in our operating results subsequent to the consummation of the Hawaii Business Acquisition. We started recognizing revenue and related costs upon distribution of directories beginning in October 2005. We did not recognize revenue from all of our directories until publication of certain directories in February of 2006.

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

For the transition period that ended March 31, 2006, services that had historically been provided by Verizon and its affiliates were being provided by:

•	Verizon and its affiliates (pursuant to the Transition Services Agreement and Verizon Master Services Agreement);

•	our internal team (for such functions as human resources, marketing and legal); and

•	third-party service providers.

For the period from April 1, 2006 to June 30, 2006, all services were provided by our internal team or third parties other than Verizon.

BearingPoint

On April 1, 2006, we ceased receiving services under the Transition Services Agreement with Verizon and began to process all transactions as a stand-alone provider of telecommunications services. The major network operational systems continued to work without significant problems at and after cutover. However, we experienced a number of other system issues that continue to present challenges. These systems related issues have resulted in significantly higher call handling times and manual activities in our business.

We utilized the services of BearingPoint to build much of our information technology infrastructure, including, with few exceptions, our operating, financial and administrative systems. In total, 77 systems are to be built, are being built or are being converted by BearingPoint to replace systems previously provided by Verizon. Despite BearingPoint’s efforts to deliver more functionality from these systems, there are still critical areas that require further work. We are currently in discussions and working aggressively on various alternatives with BearingPoint to ensure that we will obtain more complete functionality from these systems as soon as possible, including but not limited to possibly adding a strategic partner.

To accommodate the need for additional time for BearingPoint to develop the back office systems for us, we extended through March 31, 2006 the Verizon Master Services Agreement, under which we received long distance voice and data services from Verizon during the transition period, and the Transition Services Agreement. Under the terms of our Master Services Agreement with BearingPoint, BearingPoint must pay us for various costs and other damages related to the delay in cutover and for the costs we incur to provide other methods to accommodate the lack of full BearingPoint system functionalities. We currently estimate that the costs, to date, to provide for other methods to accommodate the lack of full BearingPoint system functionalities at cutover through June 30, 2006 total approximately $4.8 million. Other costs related to the delay in cutover have yet to be fully quantified. Additional costs will be incurred until full functionality has been delivered. We are continuing to discuss with BearingPoint regarding additional reimbursements for costs incurred as a result of the delay and for the lack of full functionality.

Results of Operations

We reported a net loss for the three months ended June 30, 2006 and 2005 of $32.2 million and $56.7 million, respectively. Our Predecessor reported net income of $4.5 million for the period from April 1, 2005 to May 1, 2005.

We reported a net loss for the six months ended June 30, 2006 and 2005 of $70.8 million and $72.4 million, respectively. Our Predecessor reported net income of $16.1 million for the period from January 1, 2005 to May 1, 2005.

Purchase Accounting Adjustments and Other Comparability Items

Predecessor deferred publishing revenue and related costs as of the date of the Hawaii Business Acquisition were not carried over to our balance sheet due to the application of purchase accounting. Similarly, deferred activation fee revenue and the related costs were not recognized in the purchase of Verizon’s Hawaii Business. The application of purchase accounting also increased depreciation and amortization as compared to what our Predecessor would have incurred, primarily related to increased intangible assets amortization.

In conjunction with the Hawaii Business Acquisition, Verizon agreed to reimburse us $12.0 million to fund a customer appreciation credit. We recognized the reimbursement as a reduction of the purchase price of the Hawaii Business Acquisition. The actual credits granted to customers amounted to approximately $11.3 million (this amount was recognized as a reduction of revenue during the five month period from May to September 2005). Local telephone service customers as of the date of the Hawaii Business Acquisition received a one time credit during the fifth month after the Hawaii Business Acquisition (as agreed to with Hawaii Public Utilities Commission or HPUC). The remaining amount of $0.7 million was contributed in the fourth quarter of 2005 to local charitable and not for profit organizations to satisfy the terms of the acquisition.

The impact of purchase accounting and other comparability items on our statement of operation for the periods ended June 30, 2006 and 2005 is as indicated in the following table (dollars in thousands). Positive amounts represent items that had the effect of increasing our reported income and negative amounts represent items that had the effect of decreasing reported income.

	2006			2005
	Revenue	Expenses	Operating Loss	Revenue	Expenses	Operating Loss
Three months ended June 30,
Publishing deferred revenue and costs	$—	$—	$—	$(11,000)	$2,300	$(8,700)
Wireline activation	(2,400)	2,400	—	(1,900)	1,900	—
Depreciation and amortization	—	(11,300)	(11,300)	—	(6,700)	(6,700)
Customer appreciation credit	—	—	—	(4,800)	—	(4,800)

	$(2,400)	$(8,900)	$(11,300)	$(17,700)	$(2,500)	$(20,200)

Six months ended June 30,
Publishing deferred revenue and costs	$(900)	$200	$(700)	$(11,000)	$2,300	$(8,700)
Wireline activation	(4,900)	4,900	—	(1,900)	1,900	—
Depreciation and amortization	—	(22,600)	(22,600)	—	(6,700)	(6,700)
Customer appreciation credit	—	—	—	(4,800)	—	(4,800)

	$(5,800)	$(17,500)	$(23,300)	$(17,700)	$(2,500)	$(20,200)

Revenues

The following tables summarize our volume and revenue information as of or through June 30, 2006 and June 30, 2005. For comparability, we also present customer activity as of June 30, 2006 compared to March 31, 2006.

Volume Information

Through March 31, 2006 volume information was provided by Verizon in connection with our Transition Services Agreement. The information as of June 30, 2006 was developed directly from our own systems from records available at the end of the second quarter. Differences in reported lines from prior periods are likely due, in part, to differences in line count methodology procedures from those employed by Verizon.

June 2006 compared to June 2005

	June 30, 2006	June 30, 2005	Change
			Number	Percentage
Switched access lines
Residential	390,483	421,514	(31,031)	-7.4%
Business	229,983	234,142	(4,159)	-1.8%
Public	5,901	5,913	(12)	-0.2%

	626,367	661,569	(35,202)	-5.3%

High Speed Internet lines - retail
Residential	73,872	64,284	9,588	14.9%
Business	15,381	7,865	7,516	95.6%

	89,253	72,149	17,104	23.7%

Long distance lines
Residential	204,417	216,198	(11,781)	-5.4%
Business	84,174	75,204	8,970	11.9%

	288,591	291,402	(2,811)	-1.0%

June 2006 compared to March 2006

	June 30, 2006	March 31, 2006	Change
			Number	Percentage
Switched access lines
Residential	390,483	400,436	(9,953)	-2.5%
Business	229,983	232,651	(2,668)	-1.1%
Public	5,901	5,845	56	1.0%

	626,367	638,932	(12,565)	-2.0%

High Speed Internet lines - retail
Residential	73,872	73,824	48	0.1%
Business	15,381	9,751	5,630	57.7%

	89,253	83,575	5,678	6.8%

Long distance lines
Residential	204,417	214,786	(10,369)	-4.8%
Business	84,174	76,207	7,967	10.5%

	288,591	290,993	(2,402)	-0.8%

Revenue (dollars in thousands)

For Three Months

	Company Three Months Ended June 30, 2006	Combined Company and Predecessor Three Months Ended June 30, 2005	Change
			Amount	Percentage
Telecommunications:
Local services	$57,961	$53,905	$4,056	7.5%
Network access services	38,378	37,943	435	1.1%
Long distance services	10,733	10,939	(206)	-1.9%
High Speed Internet and other Internet	10,238	8,658	1,580	18.2%
Other services and sales	10,447	15,878	(5,431)	-34.2%

	127,757	127,323	434	0.3%
Directories	16,917	5,500	11,417	207.6%

	$144,674	$132,823	$11,851	8.9%

For Six Months

	Company Six Months Ended June 30, 2006	Combined Company and Predecessor Six Months Ended June 30, 2005	Change
			Amount	Percentage
Telecommunications:
Local services	$115,308	$115,305	$3	0.0%
Network access services	76,607	75,743	864	1.1%
Long distance services	20,672	21,039	(367)	-1.7%
High Speed Internet and other Internet	19,760	16,658	3,102	18.6%
Other services and sales	21,444	30,978	(9,534)	-30.8%

	253,791	259,723	(5,932)	-2.3%
Directories	32,402	22,000	10,402	47.3%

	$286,193	$281,723	$4,470	1.6%

For the three months ended June 30, 2006, local services revenues increased $4.1 million, or 7.5%, as compared to same period in 2005. The increase was primarily due to the one-time HPUC credit of $4.8 million which reduced 2005 revenue, offset by the impact of the decline in switched access lines. Local service revenues for the six months ended June 30, 2006 were consistent with the same period in 2005. Revenue declines due to losses in switched access lines were offset by the $4.8 million HPUC credit.

The decline in switched access lines reflects increased competition resulting in customers using wireless, VoIP technology and cable services instead of phone lines for voice and data. In addition, second lines continue to be disconnected as customers switch from dial-up Internet services to DSL and cable broadband service. In an effort to slow the rate of line loss, we have instituted a “save-the-line” campaign and will focus efforts on bundling of services.

For the three months ended June 30, 2006, network access services revenue increased by $0.4 million or 1.1%, as compared to the three months ended June 30, 2005. For the six months ended June 30, 2006, network access revenues increased $0.9 million, or 1.1%, as compared to the same period in the prior year. The increase in access revenues relates primarily to the increase in special access services.

Long distance revenues decreased $0.2 million, or 1.9%, for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. Long distance revenue decreased $0.4 million, or 1.7%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The revenue decline results from a reduction in switched access lines (fewer customers utilizing toll services) and competitive pressures similar to local service. We began promoting a flat-rate long distance plan in late September 2005 and reduced the price of service in the first quarter of 2006 to increase its appeal customers. The flat rate plan is intended to extend the service life of existing customers who use significant amounts of long distance while attracting new long distance users from other providers. We are in the process of deploying future product bundling with long distance later in 2006. It is uncertain at this time as to how successful we will be in marketing these new plans and to what extent it will impact the trend in long distance service revenue.

High Speed Internet and other Internet revenues increased $1.6 million, or 18.2%, for three months ended June 30, 2006 as compared to first three months of 2005. High Speed Internet and other Internet revenues increased $3.1 million, or 18.6% for the six months ended June 30, 2006 as compared to the same period in the prior year. The revenue increase was related primarily to the increase in subscribers during these periods (see table under “Volume Information”).

Other services and sales decreased $5.4 million, or 34.2%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and decreased $9.5 million, or 30.8%, for the six months ended June 30, 2006 as compared to the same period in the prior year. These decreases were primarily related to a decline in sales and installation (and related revenue) of customer premise equipment. In addition, most of the billing and collection agreements (and related revenue) maintained by the Predecessor were not retained by us.

Wireless services (included in the other services and sales revenue category) are still in the early stages of development. As of June 30, 2006, we had approximately 11,900 external wireless subscribers and recognized revenue of approximately $1.7 million for the three months ended June 30, 2006 and $3.2 million for the six months ended June 30, 2006.

Directories revenue increased by $11.4 million, or 207.6%, for the second quarter of 2006 compared to the second quarter of 2005. Directories revenue increased by $10.4 million, or 47.3%, for the six months ended June 30, 2006 compared to same period in the prior year. The increase was caused primarily by the application of purchase accounting. The deferred revenue and related deferred costs of the Predecessor as of the Acquisition were not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would have otherwise been recognized in our operating results in 2005 subsequent to the Acquisition date (see table under “Purchase Accounting Adjustments and Other Comparability Items”).

Transition Costs and Other Cost Structure Changes

Our cost structure has changed considerably during the first six months of 2006 when compared to the first six months of 2005. The most significant area of change is related to the composition of third-party service providers utilized in our operations such as Verizon and BearingPoint.

Through March 31, 2006, Verizon provided services to us under the Transition Services Agreement. The cost of such services amounted to $0.4 million and $29.5 million for the three and six months ended June 30, 2006, respectively. Costs incurred under the Transition Services Agreement amounted to $18.9 million for both the three and six months ended June 30, 2005.

We have an agreement with BearingPoint to build and manage our information technology infrastructure. The majority of costs for the build services, including the expense component, were recognized as of March 31, 2006. The costs for managing our information technology infrastructure which are currently all expensed amounted to $5.4 million and $8.4 million for the three and six months ended June 30, 2006, respectively. BearingPoint costs for managing our information technology infrastructure were not significant during the three and six months ended June 30, 2005.

Because of the lack of full system functionality provided by BearingPoint, it was necessary for us to temporarily obtain additional resources to assist with processing transactions. Acquiring such resources resulted in use of additional third party service providers and additional internal labor costs (primarily in the form of overtime pay). Through June 30, 2006, such incurred costs amounted to approximately $4.8 million. We expect to incur additional costs in the next two to three quarters though the level of such costs should be reduced as we go through this period and our system functionality improves. Under the terms of our Master Services Agreement with BearingPoint, BearingPoint must pay us for various costs and other damages related to the delay in cutover and for the costs we incur to provide other methods to accommodate the lack of full BearingPoint system functionalities. As such, these costs are not reflected in our expenses for the period.

We are incurring significant expenses in our efforts to become a stand-alone provider of telecommunication services. The major components of such expenses incurred for the three and six months ended June 30, 2006 are summarized as follows (dollars in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expense component of BearingPoint contract to build information technology infrastructure	$—	$1,842
Verizon transition and other services, components estimated by management to reflect transition services net of expense recovery from BearingPoint to defer costs of transition services because of delay in completion	390	23,048
Facilities renovation costs	1,886	1,886
Employee relocation costs	508	877
Other	3,793	6,215

	$6,577	$33,868

We expect that these costs will continue to decline as we complete our transition.

Our operating expenses are significantly impacted by not incurring expenses that were allocated by Verizon and its affiliates to our Predecessor for services performed. Such expenses amounted to $7.7 million for the period from April 1, 2005 to May 1, 2005 and $31.6 million for the period from January 1, 2005 to May 1, 2005.

Operating Costs and Expenses

The following table summarizes our costs and expenses for the three and six months ended June 30, 2006 compared to the combined costs and expenses for the three and six months ended June 30, 2005 (dollars in thousands):

For Three Months

	Company Three Months Ended June 30, 2006	Combined Company and Predecessor Three Months Ended June 30, 2005	Change
			Amount	Percentage
Costs of services and sales	$55,680	$55,455	$225	0.4%
Selling, general and administrative expenses	45,411	62,413	(17,002)	-27.2%
Depreciation and amortization	45,162	36,948	8,214	22.2%

	$146,253	$154,816	$(8,563)	-5.5%

For Six Months

	Company Six Months Ended June 30, 2006	Combined Company and Predecessor Six Months Ended June 30, 2005	Change
			Amount	Percentage
Costs of services and sales	$121,345	$112,155	$9,190	8.2%
Selling, general and administrative expenses	90,861	114,870	(24,009)	-20.9%
Depreciation and amortization	85,629	66,248	19,381	29.3%

	$297,835	$293,273	$4,562	1.6%

Costs of services and sales increased by $0.2 million, or 0.4%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Costs of services and sales increased by $9.2 million, or 8.2%, for the six months ended June 30, 2006 as compared to the same period in the prior year. The increase in expense is related to changes in our cost structure, offset in part by the purchase adjustment related to deferred activation costs.

Selling, general and administrative expenses decreased by $17.0 million, or 27.2%, for the second quarter of 2006 compared to the same period in the prior year. Selling, general and administrative expenses decreased by $24.0 million, or 20.9%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decline in selling, general and administrative expenses is primarily related to changes in our cost structure. An allowance for bad debt of $3.7 million in excess of our plan levels was recognized in the second quarter of 2006. The additional allowance was necessary as we transitioned the collection activities during the quarter from Verizon for enterprise and carrier accounts.

Depreciation and amortization increased by $8.2 million, or 22.2%, for the three months ended June 30, 2006 when compared to same period in 2005. Depreciation and amortization increased by $19.4 million, or 29.3%, for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. The increase is the result of the impact of purchase accounting associated with the recognition of amortizable intangible assets. In addition, we are now depreciating the cost of the systems developed by BearingPoint.

Interest Expense

In connection with the Hawaii Business Acquisition, we incurred substantial indebtedness. The interest expense relating to this debt has and will continue to adversely affect our earnings. Interest expense increased by $2.1 million for the three months ended June 30, 2006 compared to that of the combined interest for the Company and Predecessor for the three months ended June 30, 2005. Interest expense increased by $20.3 million for the six months ended June 30, 2006 compared to that of the combined interest for the Company and Predecessor for the six months ended June 30, 2005. The increase was because of the increase in interest rates on our floating rate debt as well as an increase in the overall level of Company debt.

Income Tax Expense

A valuation allowance has been provided at June 30, 2006 for our deferred tax assets because of the uncertainty as to the realization of such assets. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Other Business Matters

During 2006, we announced our effort to develop a network capable of providing integrated digital television, high-speed broadband and voice services in order to provide additional bundled service offerings to new and existing customers. In conjunction therewith, an application for a cable television franchise is pending with the State of Hawaii, Department of Commerce and Consumer Affairs, Cable Television Division. We have developed plans to build out our network to offer such services. We are working with our vendors to develop the requisite hardware and software platform and are negotiating for programming content. Our ability to provide an attractive and profitable video offering will depend significantly on the results of these regulatory and infrastructure development efforts.

Recently, we were admitted as a member of the National Cable Television Cooperative, Inc. (NCTC). Through joint purchasing and negotiation, the NCTC functions similar to a multi-system operator (MSO) by taking advantage of volume discounts offered by programming networks, hardware manufacturers, and other providers.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our senior credit facilities; (ii) capital expenditures; (iii) working capital requirements; and (iv) certain transition related expenditures.

We intend to fund our operations, interest expense, debt principal payments and working capital requirements from our cash from operations and our revolving credit facility, subject to covenant restrictions.

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

Cash Flows

Net cash provided by operations of $7.0 million for the six months ended June 30, 2006 was related primarily to our net loss of $70.8 million as adjusted to exclude non-cash items and working capital movements of $77.8 million. The most significant non-cash item during the period was depreciation and amortization expense of $85.6 million. Our significant costs of transition to a stand-alone provider of telecommunication services, system administration costs, as well as interest charges have resulted in losses.

Cash used in investing activities was $66.1 million of capital expenditures for the six months ended June 30, 2006. This includes $18.5 million related to our efforts to build our back-office and IT infrastructure.

Cash provided by financing activities was $51.5 million for the six months ended June 30, 2006. This was related entirely to borrowing activity.

Outstanding Debt and Financing Arrangements

As of June 30, 2006, we had outstanding $1,398.0 million in aggregate indebtedness, excluding unused commitments, with $50.9 million of additional borrowing capacity available, subject to covenant restrictions, under our revolving credit facility. As a result of the Hawaii Business Acquisition, our liquidity requirements have been significantly increased, primarily due to increased debt service obligations. In connection with the Hawaii Business Acquisition, we incurred $485.0 million of borrowings under our senior credit facilities and $500.0 million of indebtedness with the issuance of notes and we assumed $300.0 million of Verizon Hawaii debt.

Our senior credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility is available for general corporate purposes and comprised of loans in a total principal amount of up to $200.0 million, of which $149.0 million has been drawn and $50.9 million was available as of June 30, 2006 (subject to the covenants described below and a $0.1 million outstanding letter of credit). The term loan facilities are comprised of a Tranche A term loan facility in a total principal amount of $300.0 million ($150.0 million was drawn and $150.0 million was undrawn as of June 30, 2006 which we anticipate drawing to fund the repayment of the $150.0 million remaining balance of Existing Debentures on September 1, 2006) and a Tranche B term loan facility in a total principal amount of $449.0 million, the proceeds of which were used to fund the Hawaii Business Acquisition. Our ability to draw our Tranche A term loan facility to repay the Existing Debentures is conditioned on several factors, including continued compliance with covenants in our Credit Agreement. Our total outstanding balance on our senior credit facilities amounted to $748.0 million as of June 30, 2006. Our senior credit facilities bear interest at a rate equal to the applicable margin plus, at our option, either:

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

Our senior credit facilities contain negative and affirmative covenants affecting us and our existing and future restricted subsidiaries, with certain exceptions set forth in our credit agreement. Our senior credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens; sale-leaseback transactions; debt, dividends and other restricted payments; redemptions and stock repurchases; consolidations and mergers; acquisitions; asset dispositions; investments; loans; advances; changes in line of business; changes in fiscal year; agreements with subsidiaries; transactions with affiliates; amendments to charter, by-laws and other material documents; hedging agreements; and certain prepayments of indebtedness. Our senior credit facilities also require us, and will require our existing and future restricted subsidiaries, with certain exceptions set forth in our credit agreement, to meet certain financial covenants and ratios, particularly a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with all covenants as of June 30, 2006.

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

Contractual Obligations

During the six months ended June 30, 2006, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2005 in our most recently filed Form S-4, as amended, with the exception of the increase in the balance on the revolving credit facility to $149.0 million and the draw on the Tranche A term loan facility for $150.0 million in February 2006 to fund repayment of the Existing Debentures, Series A.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in the most recently filed Form S-4, as amended, and have not changed materially from that discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, our floating rate obligations consist of $149.0 million of debt outstanding under our revolving credit facility, $150.0 million of debt outstanding under our Tranche A term loan facility, $449.0 million of debt outstanding under our Tranche B term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at June 30, 2006 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $1.1 million.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations. The variable-rate debt exposes us to variability in interest payments due to changes in interest rates. Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings. To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, in June 2005, we entered into six interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt on our term loan facilities and notes. The interest rate swap agreements have a cumulative notional amount that ranges from $451.4 million at June 30, 2005, to a high of $704.3 million at September 30, 2006, to a balance of $218.2 million at maturity on December 31, 2010. The fixed rate is 3.98% for the period from June 30, 2005 to December 30, 2006 and 4.36% from December 31, 2006 to December 31, 2010. The interest rate swaps effectively change the variable-rate cash flow exposure on certain of our debt obligations to fixed cash flows. Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments. We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. The fair value of the swap amounted to approximately $24.8 million as of June 30, 2006. Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness.

By using derivative financial instruments to hedge exposures to changes in interest rates, we expose ourself to market risk. Market risk may involve the adverse or beneficial effects on the value of a financial instrument resulting from changes in interest rates. While we expect such changes in value may be significant, the market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Market risk may have significantly changed the value of our swap agreements subsequent to the date of the most recent balance sheet presented. However, as our management does not currently intend to terminate our swap agreements prior to their maturities, such changes in value will only result in realization as an effective offset to the variability in cash flows associated with our variable rate debt.

Item 4. Controls and Procedures

We have disclosed to the auditors and to the Audit Committee of the Board of Directors of the Company all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data. As previously disclosed in our Form 10-Q filed May 15, 2006, there was a significant change in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006 that did not materially affect our internal control over financial reporting during the fiscal quarter ended March 31, 2006. However, the significant change affected our internal control over financial reporting for the fiscal quarter ended June 30, 2006 and thereafter. Specifically, the Company began processing nearly all transactions utilizing newly implemented operating, financial and administrative information technology systems during the period. In total, 77 systems are to be built, are being built or are being converted by BearingPoint to replace systems previously provided by Verizon but not all of these systems are functioning or functioning in an acceptable manner for our business. The Company has been using new processes, procedures and controls associated with these new systems for a short period of time. Significant deficiencies in internal control over financial reporting exist because there is a more than remote possibility that a more than inconsequential misstatement of the annual or interim financial statements will not be prevented and detected.

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was a change in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006 that did materially affect our internal control over financial reporting during the fiscal quarter ended June 30, 2006 and is reasonably likely to affect our internal control over financial reporting in the future.

In order to facilitate our transition to becoming a stand-alone provider of communication services, Verizon and its affiliates provided us from May 2, 2005 to March 31, 2006 with services pursuant to the Transition Services Agreement. Under such agreement, Verizon and its affiliates provided us with services that were critical to the ongoing operation including, among other things:

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

The Verizon Transition Services Agreement, including accounting services, ended on March 31, 2006 (Hawaii Time).

Subsequently, we began processing nearly all transactions utilizing the information technology systems that BearingPoint assisted us in building, which includes with few exceptions, our operating, financial and administrative systems. We are still in the process of evaluating and adjusting the functionality of all new systems and making modifications and enhancements in internal control processes associated with these systems.

However, because of the high number of new systems implemented after March 31, 2006 and the short duration that the Company has been using associated new processes, procedures and controls, a significant deficiency in internal control over financial reporting exists. There is a more than remote possibility that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented and detected.

The Company has developed a plan through December 31, 2007 to document, test and evaluate its internal controls over financial reporting in accordance with Sarbanes-Oxley Section 404. To date the Company has retained the services of an outside consulting firm to assist in reviewing internal controls associated with the requirements delineated in Section 404.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than ordinary routine litigation incidental to the business, we are not involved in any material pending legal proceedings that are likely to have a material adverse effect on us.

Item 6. Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM COMMUNICATIONS, INC.

August 14, 2006	/s/ Michael S. Ruley
Michael S. Ruley Chief Executive Officer

August 14, 2006	/s/ Daniel P. O’Brien
Daniel P. O’Brien Senior Vice President and Chief Financial Officer

August 14, 2006	/s/ Patrick T. Hogan
Patrick T. Hogan Vice President, Finance and Controller

EXHIBIT INDEX

10.30	Amendment No. 1 dated December 15, 2005 to Master Services Agreement, dated as of August 6, 2004, by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) and BearingPoint, Inc.

10.31	Amendment One effective April 28, 2005 to Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian TelcomMergerSub, Inc.) and Sprint North Supply Company, dated December 10, 2004.

10.32	Amendment Two effective June 5, 2006 to Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian TelcomMergerSub, Inc.) and Sprint North Supply Company, dated December 10, 2004.

10.33	Amendment No. 2 dated April 1, 2006 to Master Services Agreement by and between Hawaiian Telcom Services Company, Inc. and Verizon Select Services, Inc. dated December 1, 2005.

10.34	Amendment No. 3 dated June 23, 2006 to Master Services Agreement by and between Hawaiian Telcom Services Company, Inc. and Verizon Select Services, Inc. dated December 1, 2005.

10.35	First Amendment dated March 16, 2006 to Sprint Wholesale Master Services Agreement between Sprint Communications Company L.P. and Hawaiian Telcom Communications, Inc., dated December 5, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.