Form 10-Q
period 2006-09-30
Hawaiian Telcom Communications, Inc.
filed 2006-11-14
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock outstanding as of November 14, 2006: 1,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in thousands)

	Company				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 1 to May 1, 2005
	2006	2005	2006	2005
Operating revenues	$141,653	$120,756	$427,846	$201,779	$200,700

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	52,427	58,499	173,772	94,354	76,300
Selling, general and administrative	53,692	52,208	144,553	118,179	48,900
Depreciation and amortization	48,538	39,995	134,167	66,643	39,600

Total operating expenses	154,657	150,702	452,492	279,176	164,800

Operating income (loss)	(13,004)	(29,946)	(24,646)	(77,397)	35,900

Other income (expense):
Interest expense	(29,842)	(27,256)	(86,190)	(51,604)	(11,700)
Other income and expense, net	112	(430)	324	167	600

Total other income (expense)	(29,730)	(27,686)	(85,866)	(51,437)	(11,100)

Income (loss) before provision for income taxes	(42,734)	(57,632)	(110,512)	(128,834)	24,800
Provision for income taxes	1,200	1,400	4,243	2,600	8,700

Net income (loss)	$(43,934)	$(59,032)	$(114,755)	$(131,434)	$16,100

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in thousands, except per share information)

	September 30, 2006	December 31, 2005
Assets

Current assets
Cash and cash equivalents	$10,623	$10,321
Receivables, net	93,243	78,940
Material and supplies	8,978	5,711
Prepaid expenses	7,093	4,364
Other current assets	3,754	6,346

Total current assets	123,691	105,682
Property, plant and equipment, net	815,126	817,333
Deferred financing and other assets	51,064	52,067
Intangible assets, net	599,215	647,199
Goodwill	136,779	134,273

Total assets	$1,725,875	$1,756,554

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$77,452	$50,387
Accrued expenses	38,289	32,572
Advance billings and customer deposits	16,756	16,006
Current maturities of long-term debt	19,000	3,000
Other current liabilities	3,701	9,306

Total current liabilities	155,198	111,271
Long-term debt	1,371,000	1,343,500
Deferred income taxes	8,300	4,100
Employee benefit obligations	51,001	44,141
Other liabilities	7,621	7,345

Total liabilities	1,593,120	1,510,357

Commitments and contingencies (Note 13)

Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	—	—
Additional paid-in capital	428,056	428,000
Accumulated other comprehensive income	12,532	11,275
Accumulated deficit	(307,833)	(193,078)

Total stockholder’s equity	132,755	246,197

Total liabilities and stockholder’s equity	$1,725,875	$1,756,554

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in thousands)

	Company		Predecessor
	Nine Months Ended September 30,		Period from January 1 to May 1, 2005
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(114,755)	$(131,434)	$16,100
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities
Depreciation and amortization	134,167	66,643	39,600
Deferred income taxes, net	4,200	2,600	(11,700)
Employee retirement benefits	6,860	7,566	(300)
Provision for uncollectibles	22,936	1,719	1,000
Changes in operating assets and liabilities:
Receivables	(39,495)	20,024	10,400
Material and supplies	(3,267)	(973)	(3,300)
Other current assets	(138)	(7,249)	(400)
Accounts payable and accrued expenses	33,485	32,552	(8,800)
Other current liabilities	(5,806)	(14,897)	1,400
Other, net	2,591	3,943	(7,800)

Net cash provided by (used in) operating activities	40,778	(19,506)	36,200

Cash flows from investing activities:
Capital expenditures	(83,976)	(64,311)	(22,800)
Proceeds on sale of investments	—	15,000	—
Purchase of Verizon’s Hawaii Business, net of cash acquired	—	(1,334,630)	—
Net change in note receivable	—	—	11,300
Other	—	—	(200)

Net cash used in investing activities	(83,976)	(1,383,941)	(11,700)

Cash flows from financing activities:
Capital contribution	—	428,000	—
Proceeds from issuance of debt	404,000	1,028,300	—
Payment of deferred debt issue costs	—	(37,763)	—
Repayment of debt	(360,500)	(6,800)	(283,800)
Net change in parent funding	—	—	259,700
Other	—	—	100

Net cash provided by (used in) financing activities	43,500	1,411,737	(24,000)

Net change in cash and cash equivalents	302	8,290	500
Cash and cash equivalents, beginning of period	10,321	—	1,200

Cash and cash equivalents, end of period	$10,623	$8,290	$1,700

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$76,795	$24,671	$18,800
Income taxes paid	—	—	4,400

Supplemental disclosure of non cash financing activities:
Assumption of existing debentures in connection with acquisition of Verizon’s Hawaii Business	—	300,000	—

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited, Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance, January 1, 2006	1,000	$—	$428,000	$11,275	$(193,078)	$246,197

Stock based compensation	—	—	56	—	—	56

Net loss	—	—	—	—	(114,755)	(114,755)
Other comprehensive income -
Gains on cash flow hedging derivatives	—	—	—	1,201	—	1,201
Unrealized gain on investments	—	—	—	56	—	56

Balance, September 30, 2006	1,000	$—	$428,056	$12,532	$(307,833)	$132,755

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, Dollars in thousands, except per share information)

1. Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii and is estimated to be one of the ten largest incumbent local exchange carriers in the United States with an integrated telecommunications network servicing approximately 615,000 switched access lines as of September 30, 2006. The Company also served approximately 283,000 long distance lines and had 92,000 retail High Speed Internet connections as of September 30, 2006.

Acquisition

On May 21, 2004, the Company and Hawaiian Telcom Holdco, Inc. (“Holdco”), the parent of the Company, both of which were new entities formed by the private equity firm of The Carlyle Group, entered into an Agreement of Merger, which was subsequently amended and restated on April 8, 2005, with GTE and Verizon HoldCo LLC, both of which are subsidiaries of Verizon Communications Inc. (“Verizon”), to acquire Verizon’s Hawaii Business (the “Predecessor”). The merger was consummated on May 2, 2005 (the “Hawaii Business Acquisition”).

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005, that are included in the Company’s Amendment No. 1 to Form S-4 Registration Statement filed with the Securities and Exchange Commission on March 31, 2006.

The Company

The Company has included the results of Verizon’s Hawaii Business from the May 2, 2005 acquisition date. The Predecessor’s historical combined statements of operations and cash flows for the period from January 1, 2005 to May 1, 2005 are included in the accompanying condensed consolidated financial statements. The Predecessor financial statements have not been adjusted to give effect to the Hawaii Business Acquisition. Accordingly, the accompanying condensed consolidated financial statements of the Company are not comparable to the Predecessor financial statements.

The Predecessor

The Predecessor financial statements include the activities of Verizon conducted in Hawaii, with certain exceptions as described below. Verizon’s Hawaii Business was comprised of Verizon Hawaii, Inc. (now Hawaiian Telcom, Inc.) and carved-out components of Verizon Information Services (“VIS”), GTE.NET LLC (dba Verizon Online) (“VOL”), Bell Atlantic Communications Inc. (dba Verizon Long Distance) (“VLD”) and Verizon Select Services, Inc. (“VSSI”) (collectively, the “Hawaii Business”). To prepare these statements, management of Verizon specifically identified, assigned or apportioned revenues and expenses of Verizon to the Hawaii Business. However, because of the Hawaii Business’s relationship with Verizon and its other affiliates, the revenues and expenses are not necessarily indicative of what they would have been had the Hawaii Business operated without the shared resources of Verizon and its affiliates. Accordingly, these Predecessor financial statements are not necessarily indicative of future results of operations.

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

Earnings per Share

Because the Company has only one shareholder, Holdco, and has no common stock trading in a public market, information on earnings (loss) per share is not meaningful and has not been presented.

3. Accounting Change

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” using the prospective method to all new awards granted, modified or settled after January 1, 2006. The following table illustrates the effect on the net loss for the three and nine months ended September 30, 2006 if the fair value method had been applied to all outstanding and unvested options.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net loss, as reported	$(43,934)	$(114,755)
Add: Stock option related employee compensation expense included in net loss	32	56
Deduct: Total stock option related employee compensation expense determined under fair value based method for all awards	(480)	(1,401)

Pro forma net loss	$(44,382)	$(116,100)

4. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under this new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The change in the funded status is to be recognized through comprehensive income the year in which the change occurs. In addition, companies are required to obtain the measurement of defined benefit plan assets and obligations as of the date of its fiscal year-end statement of financial position. The Company is in the process of evaluating the impact this standard will have on its financial statements. This standard is effective for the Company as of the end of its fiscal year ending December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a common definition for fair value under generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The Company is in the process of evaluating the impact this standard will have on its financial statements. This standard is effective for the Company’s fiscal year beginning January 1, 2008.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The Company is in the process of assessing the impact this interpretation will have on its financial statements. This Interpretation provides a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company’s fiscal year beginning January 1, 2007.

In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued Issue 06-03, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” The Company is in the process of assessing the impact this will have on its financial statements. Under the guidance, the entity can chose to adopt a policy of presenting sales taxes in the income statement on a gross or net basis. The policy should be disclosed if taxes are significant. EITF 06-03 is effective for the Company’s interim and annual reporting periods beginning January 1, 2007.

5. Receivables

Receivables for the Company consist of the following:

	September 30, 2006	December 31, 2005
Customers and other	$121,949	$87,098
Receivable from Verizon	—	1,559
Allowance for doubtful accounts	(28,706)	(9,717)

	$93,243	$78,940

The allowance for doubtful accounts was increased during the three months ended September 30, 2006 reflecting the impact that the transition from Verizon systems has had on the collectibility of accounts receivable.

6. Accrued Expenses

Accrued expenses for the Company consisted of the following:

	September 30, 2006	December 31, 2005
Salaries and benefits	$14,094	$13,273
Other taxes	731	1,738
Interest	23,464	17,561

	$38,289	$32,572

7. Long-Term Debt

Long-term debt is comprised of the following:

	Interest Rate at September 30, 2006	Final Maturity	September 30, 2006	December 31, 2005
Notes payable to banks, revolving credit facility	7.58%	April 30, 2012	$142,000	$96,500
Notes payable to banks, Tranche A term loan	7.62%	April 30, 2012	300,000	—
Notes payable to banks, Tranche B term loan	7.62%	October 31, 2012	448,000	450,000
Existing debentures, Series A	NA	February 1, 2006	—	150,000
Existing debentures, Series B	NA	September 1, 2006	—	150,000
Senior floating rate notes	10.79%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000

			1,390,000	1,346,500
Current portion			19,000	3,000

			$1,371,000	$1,343,500

Notes Payable to Banks

The revolving credit facility has a principal balance of $200,000 which will mature on April 30, 2012. As of September 30, 2006, the available balance on the facility amounted to $57,800 (subject to covenants and a $200 outstanding letter of credit).

The term loan facilities include a Tranche A term loan facility in a total principal amount of $300,000. On February 1, 2006, $150,000 was drawn on the Tranche A term loan to fund repayment of the Existing Debentures, Series A. On September 1, 2006, $150,000 was drawn on the Tranche A term loan to fund repayment of the Existing Debentures, Series B.

Existing Debentures

The Debentures Series A and Series B matured on February 1, 2006 and September 1, 2006, respectively, and were repaid using the Tranche A term loan facility.

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

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings. For the three months ended September 30, 2006, the Company had a $12,227 unrealized loss included in other comprehensive income. For the nine months ended September 30, 2006, the Company had a $1,201 unrealized gain included in other comprehensive income. The fair value of the interest rate swap of $12,587 is included in deferred financing and other assets on the consolidated balance sheet at September 30, 2006.

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

The Company accrues the costs, as determined by an actuary, of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. The following provides the components of net periodic benefit costs for the three and nine months ended September 30, 2006.

Pension

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$3,011	$3,159	$9,147	$5,039
Interest cost	2,810	2,685	8,462	4,476
Expected asset return	(4,000)	(2,685)	(12,029)	(4,476)

	$1,821	$3,159	$5,580	$5,039

Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$500	$957	$1,500	$1,005
Interest cost	482	452	1,446	754

	$982	$1,409	$2,946	$1,759

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $2,700 to its pension plan in 2006. As of September 30, 2006, $1,608 of contributions have been made. The Company does not expect to make any further contributions in 2006 as the Company has decided to defer such funding to future years as permitted under current regulations.

10. Income Taxes

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate of approximately 35% to income (loss) before income taxes for the following reasons:

	Company				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 1 to May 1, 2005
	2006	2005	2006	2005
Expense (benefit) at federal rate	$(14,957)	$(20,171)	$(38,679)	$(45,092)	$8,700
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,282)	(1,729)	(3,315)	(3,865)	700
Other, net	—	—	—	—	(700)
Valuation allowance	17,439	23,300	46,237	51,557	—

Total income tax expense	$1,200	$1,400	$4,243	$2,600	$8,700

A valuation allowance has been provided at September 30, 2006 and December 31, 2005 by the Company for the deferred tax assets because of the uncertainty of future realization of such amounts. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that the Company generates taxable income in future years and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

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

In March 2006, options for an additional 1,174 shares were granted at an exercise price of $1,000 per share. In September 2006, options for an additional 2,739 shares were granted at an exercise price of $1,000 per share. The Company recognized $32 and $56 of compensation expense during the three and nine months ended September 30, 2006, respectively, related to these option grants.

12. Comprehensive Income (Loss)

A summary of components of comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(43,934)	$(59,032)	$(114,755)	$(131,434)
Other comprehensive income (loss) -
Gains (losses) on cash flow hedging derivatives	(12,227)	12,404	1,201	7,004
Unrealized gain on investments	54	—	56	—

Other comprehensive income (loss)	(12,173)	12,404	1,257	7,004

Comprehensive loss	$(56,107)	$(46,628)	$(113,498)	$(124,430)

13. Commitment and Contingencies

The Company is involved in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company’s financial statements.

Because of the lack of full system functionality provided by BearingPoint in conjunction with development of the Company’s information technology infrastructure, it was necessary for the Company to temporarily obtain additional resources to assist with processing transactions. Acquiring such resources resulted in use of additional third-party service providers and additional internal labor costs (in the form of overtime pay). Through September 30, 2006, the Company has recognized a recovery for approximately $10,800, with $6,000 incurred in the third quarter of 2006. The Company believes that it is probable that it will recover all of these amounts under the terms of its Master Services Agreement with BearingPoint. The Company is currently in discussions with BearingPoint seeking reimbursement of those costs, and in addition, compensation for damages arising from failures to deliver promised services in a timely manner. The Company has not given accounting recognition to any potential further recovery.

14. Transactions with Verizon

Historically, the Predecessor was allocated charges for various centralized services including network related services, and overhead and support services. Costs may have been directly assigned or allocated.

Transition Services Agreement

In conjunction with the Hawaii Business Acquisition, the Company entered into a Transition Services Agreement with Verizon whereby Verizon provided the Company with information technology services, customer support, customer billing, accounting, network operations, call center, plant engineering and Internet support. The agreement was for an initial term of nine months and could be extended under certain circumstances. In December 2005, the Company arranged with Verizon to extend the agreement for a two month period through March 31, 2006. Expenses incurred under the Transition Services Agreement amounted to $29,497 for the nine month period ended September 30, 2006. Costs incurred under the Transition Services Agreement amounted to $25,689 and $42,567 for the three and nine months ended September 30, 2005, respectively.

Predecessor

Transactions with Verizon for the period January 1, 2005 to May 1, 2005 were as follows:

Operating revenues	$4,900
Operating expenses	31,600
Other income and (expense), net	100
Interest expense	3,700

15. Segment Information

The Company has two reportable segments consisting of telecommunications services and publishing based on how decisions about allocating resources and assessing performance are made by the Company’s chief operating decision maker. The telecommunications services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance, private lines, High Speed Internet, video services (development stage), network managed services, long distance services, customer premise equipment distribution, data solutions and systems integration, billing and collection, logistics, pay telephone services and wireless services. The publishing business includes the sale of advertising in printed and electronic directories in Hawaii.

The following table provides operating financial information for the Company’s and Predecessor’s two reportable segments:

	Telecom- munications	Publishing	Total
Company — For the three months ended and as of September 30, 2006
Operating revenues	$124,701	$16,952	$141,653
Depreciation and amortization	46,347	2,191	48,538
Net income (loss)	(51,307)	7,373	(43,934)
Assets	1,537,495	188,380	1,725,875

Company — For the nine months ended September 30, 2006
Operating revenues	$378,492	$49,354	$427,846
Depreciation and amortization	127,593	6,574	134,167
Net income (loss)	(136,165)	21,410	(114,755)
Capital expenditures	(83,976)	—	(83,976)

Company — Assets as of December 31, 2005	$1,561,157	$195,397	$1,756,554

Company — For the three months ended September 30, 2005
Operating revenues	$120,756	$—	$120,756
Depreciation and amortization	37,608	2,387	39,995
Net loss	(54,467)	(4,565)	(59,032)

Company — For the nine months ended September 30, 2005
Operating revenues	$201,779	$—	$201,779
Depreciation and amortization	62,673	3,970	66,643
Net loss	(120,314)	(11,120)	(131,434)
Capital expenditures	64,311	—	64,311

Predecessor — For the period from January 1, 2005 to May 1, 2005
Operating revenues	$178,700	$22,000	$200,700
Depreciation and amortization	39,500	100	39,600
Net income	7,700	8,400	16,100
Capital expenditures	22,800	—	22,800

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future Company or industry performance based on management’s judgment, beliefs, current trends and market conditions. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	our ability to operate as a stand-alone telecommunications provider;

•	our ability to transition from Verizon information technology systems and develop our own systems;

•	our ability to build and operate the IT infrastructure;

•	our ability to be reimbursed for incremental costs incurred as a result of BearingPoint’s failure to satisfy its obligations under the Master Services Agreement;

•	our ability to implement our anticipated cost structure;

•	our ability to enter into arrangements with third-party service providers;

•	changes in regulations and legislation applicable to providers of telecommunications services;

•	changes in demand for our products and services; and

•	technological changes affecting the telecommunications industry.

These and other factors may cause our actual results to differ materially from any forward-looking statement. Refer to Item 1A, “Risk Factors” for a detailed discussion on risks that could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this quarterly report and, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

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

Background

In the following discussion and analysis of financial condition and results of operations, unless the context otherwise requires, “we,” “us” or the “Company” refers, collectively, to Hawaiian Telcom Communications, Inc., wholly-owned by Hawaiian Telcom Holdco, Inc., and its subsidiaries; “Verizon” refers to Verizon Communications Inc.; “GTE” refers to GTE Corporation; and, “Verizon’s Hawaii Business” refers, collectively, to Verizon Hawaii Inc. and the carved-out components of Verizon Information Services Inc., GTE.NET LLC (dba Verizon Online), Bell Atlantic Communications Inc. (dba Verizon Long Distance) and Verizon Select Services Inc. that were acquired in the Hawaii Business Acquisition (as defined below).

On May 21, 2004, the Company and Hawaiian Telcom Holdco, Inc. entered into an Agreement of Merger, which was subsequently amended and restated on April 8, 2005, with GTE and Verizon HoldCo, LLC, both subsidiaries of Verizon, to acquire Verizon’s Hawaii Business. The merger was consummated on May 2, 2005 (the “Hawaii Business Acquisition”).

We have operated as a stand-alone company since the Hawaii Business Acquisition. However, we have provided a discussion and analysis of a comparison of the results of the Company for the three and nine months ended September 30, 2006 to the results of the Company for the three months ended September 30, 2005 and to the combined results of the Company and Predecessor for the nine months ended September 30, 2005. We believe such financial information may be important to an understanding of our future operations. The combined presentation is not in accordance with GAAP and the periods presented are not comparable because of the change in the historical carrying value or basis of assets and liabilities that resulted from the Hawaii Business Acquisition. Historical periods of our Predecessor do not reflect the impact the Hawaii Business Acquisition has had on us, most notably significantly increased leverage and liquidity requirements. Because our relationship with Verizon and its affiliates changed upon the Hawaii Business Acquisition, our cost structure has changed from that reflected in the historical results of operations of our Predecessor. We have presented the combined results of operations to provide a more meaningful discussion of the periods presented.

Segments and Sources of Revenue

We operate in two reportable segments, telecommunications and publishing, based on how decisions about allocating resources and assessing performance are made by the Company’s chief operating decision maker.

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

Other Telecommunication Services and Sales – Other services and sales include inside line care and sale and maintenance of customer premise equipment, network managed services as well as revenue from wireless services. We are currently incurring development costs related to our plan to provide digital television services.

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

For the period from April 1, 2006 to September 30, 2006 all services were provided by our internal team or third parties other than Verizon.

BearingPoint

To facilitate our transition to a stand-alone telecommunications provider following the Hawaii Business Acquisition, we engaged BearingPoint to build and operate a back-office and IT infrastructure, including critical business processes, software applications, (such as billing systems, corporate finance systems, human resources and payroll systems and customer relationship management systems) and hardware.

The “build services” generally consisted of:

•	integrating and installing software, databases, hardware, operating systems and internal network systems;

•	providing the services of the primary and back-up data centers;

•	providing employee systems training; and

•	business process definition and reengineering.

The “operate services” generally consist of:

•	infrastructure management services (which include management of database, storage, application and utility services, and providing managed network services); and

•	application development and maintenance services (including application planning, design, testing, implementation and maintenance and support).

This back-office and IT infrastructure was necessary to enable us to migrate off software systems provided by Verizon and used to operate our business prior to the Hawaii Business Acquisition.

Pursuant to the terms of a Master Services Agreement, BearingPoint committed to complete the majority of the “build services” by the end of the initial nine-month transition period ending on February 1, 2006, which transition period was subsequently extended to February 4, 2006. In December 2005, to accommodate BearingPoint’s need for additional time to build the back-office and IT infrastructure, we extended the Transition Services Agreement with Verizon for an additional two-month period through March 31, 2006. We were required to make payments to Verizon during this two-month extension period that were substantially higher than the payments required during the initial transition period. In addition, we were obligated to reimburse Verizon for the cost of obtaining necessary licenses from certain of Verizon’s software vendors which allowed Verizon to continue processing our transactions during the extension period.

On April 1, 2006, we ceased receiving services from Verizon under the Transition Services Agreement and the Verizon Master Services Agreement and stopped making payments to Verizon under those agreements. While the major network operational systems were built and functioned without significant problems at and after the April 1, 2006 cutover date, critical systems related to back-office functions such as customer care, order management, billing and financial reporting systems lacked, and continue to lack, significant functionality. In particular, lack of full BearingPoint system functionality has led to collection treatment delays, physical bill delivery problems and order flow-through issues, which continue to substantially impact both customer satisfaction (as evidenced by large increases in the customer call volumes at our work centers) and collection efforts. Despite BearingPoint’s efforts to enhance the functionality of the related systems, we continued to experience many of these same issues through the end of the three-month period ending September 30, 2006. Because BearingPoint was unable to deliver the expected full system functionality by the April 1, 2006 cutover date and has continued to be unable to deliver full functionality, it has been necessary for us to incur significant incremental expenses to retain third-party service providers to provide call center services and other manual processing services in order to operate our business. To help remediate deficiencies we engaged the services of an international strategic partner with expertise in general computer controls and change management as well as specific expertise with information technology process controls. In addition to the costs of third-party service providers, we also incurred additional internal labor costs, in the form of diversion from other efforts as well as overtime pay.

The following chart summarizes the incremental expenses we have incurred during the three and nine months ended September 30, 2006 (dollars in thousands) as a result of the lack of full functionality of many of our back-office and IT systems covered by the Master Services Agreement with BearingPoint:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Verizon transition services during the two-month extension period (February 1, 2006 to March 31, 2006)	$—	$22,300
Third-party provider services and other services required as a result of the lack of full functionality of back-office and IT systems	6,000	11,300

We expect to continue to incur significant incremental costs in the fourth quarter of 2006 and in fiscal year 2007, although the amounts of such costs should decline over time if and as our systems functionality improves.

In addition to the significant expenses we have incurred, because we do not have fully functional back-office and IT systems, we have been unable to fully implement our business strategy and effectively compete in the marketplace. For example, we are still working on ensuring our back-office systems can support all forms of service bundles. Our lack of critical back-office systems and IT infrastructure has negatively impacted our ability to operate as a stand-alone provider of telecommunication services and effectively implement our business strategy, which has had an adverse effect on our business and results of operations. In addition, our senior management has been required to spend substantial time on developing interim solutions to these systems and infrastructure problems and on negotiations with BearingPoint.

We are currently in discussions with BearingPoint, seeking compensation for damages arising from failures to deliver promised services in a timely manner. The categories of damages we are seeking at this time include:

•	payments made to Verizon for transition services during the two-month extension period;

•	“workaround” costs paid or payable to third-party providers to complete tasks that should have been automated by BearingPoint;

•	the past and future costs to us (including wages and benefits) for the time of our employees, to the extent this effort would not have been undertaken but for BearingPoint’s failures to perform;

•	excessive bad debt charges; and

•	an adjustment or credit of amounts paid or payable by us to BearingPoint under the Master Services Agreement as a result of BearingPoint’s failure to deliver the agreed upon functional value of the services contracted for, including an adjustment to the fees payable to BearingPoint to operate systems that do not exist or are not fully functional.

While we believe we are entitled to receive compensation for such damages, BearingPoint has not agreed to pay any of these claimed damages, and we cannot assure you that we will be able to collect on all or any damages.

Results of Operations

Reference should be made to Item 4, “Controls and Procedures.” In that section, we discuss a material weakness in our internal controls resulting from significant weaknesses in several information technology system and change management controls, as well as operating processes and controls, needed to fully record, process, summarize and report financial data. We are working to remediate these deficiencies but this will be a lengthy process. Since cutover, we have had a high volume of billing adjustments (arising from limitations in our system functionality) and an increase to our allowance for doubtful accounts; in addition, we modified certain estimates as a result of these system limitations. Until we are able to fully remediate the deficiencies, there exists a more than remote likelihood that a material misstatement of the annual or interim statements will not be prevented or detected.

We reported a net loss for the three months ended September 30, 2006 and 2005 of $43.9 million and $59.0 million, respectively.

We reported a net loss for the nine months ended September 30, 2006 and 2005 of $114.8 million and $131.4 million, respectively. Our Predecessor reported net income of $16.1 million for the period from January 1, 2005 to May 1, 2005.

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

The impact of purchase accounting and other comparability items on our statements of operations for the periods ended September 30, 2006 and 2005 is as indicated in the following table (dollars in thousands). Positive amounts represent items that had the effect of increasing our reported income and negative amounts represent items that had the effect of decreasing reported income.

	2006			2005
	Revenue	Expenses	Operating Loss	Revenue	Expenses	Operating Loss
Three months ended September 30,
Publishing deferred revenue and costs	$—	$—	$—	$(16,500)	$3,500	$(13,000)
Wireline activation	(900)	900	—	(2,600)	2,600	—
Depreciation and amortization		(11,300)	(11,300)	—	(11,200)	(11,200)
Customer appreciation credit	—	—	—	(6,500)	—	(6,500)

	$(900)	$(10,400)	$(11,300)	$(25,600)	$(5,100)	$(30,700)

Nine months ended September 30,
Publishing deferred revenue and costs	$(900)	$200	$(700)	$(27,500)	$5,800	$(21,700)
Wireline activation	(2,900)	2,900	—	(4,500)	4,500	—
Depreciation and amortization		(33,900)	(33,900)	—	(17,900)	(17,900)
Customer appreciation credit	—	—	—	(11,300)	—	(11,300)

	$(3,800)	$(30,800)	$(34,600)	$(43,300)	$(7,600)	$(50,900)

Revenues

The following tables summarize our volume and revenue information as of or through September 30, 2006 and September 30, 2005. For comparability, we also present customer activity as of September 30, 2006 compared to June 30, 2006.

Volume Information

September 2006 compared to September 2005

	September 30, 2006	September 30, 2005	Change
			Number	Percentage
Switched access lines
Residential	380,379	412,424	(32,045)	-7.8%
Business	229,136	233,015	(3,879)	-1.7%
Public	5,768	5,886	(118)	-2.0%

	615,283	651,325	(36,042)	-5.5%

High Speed Internet lines - retail
Residential	76,250	67,485	8,765	13.0%
Business	16,064	8,543	7,521	88.0%

	92,314	76,028	16,286	21.4%

Long distance lines
Residential	199,571	214,214	(14,643)	-6.8%
Business	83,682	75,307	8,375	11.1%

	283,253	289,521	(6,268)	-2.2%

September 2006 compared to June 2006

	September 30, 2006	June 30, 2006	Change
			Number	Percentage
Switched access lines
Residential	380,379	390,483	(10,104)	-2.6%
Business	229,136	229,983	(847)	-0.4%
Public	5,768	5,901	(133)	-2.3%

	615,283	626,367	(11,084)	-1.8%

High Speed Internet lines - retail
Residential	76,250	73,872	2,378	3.2%
Business	16,064	15,381	683	4.4%

	92,314	89,253	3,061	3.4%

Long distance lines
Residential	199,571	204,417	(4,846)	-2.4%
Business	83,682	84,174	(492)	-0.6%

	283,253	288,591	(5,338)	-1.8%

Revenue (dollars in thousands)

For Three Months

	Company Three Months Ended September 30, 2006	Company Three Months Ended September 30, 2005	Change
			Amount	Percentage
Telecommunications:
Local services	$56,812	$50,804	$6,008	11.8%
Network access services	36,331	37,993	(1,662)	-4.4%
Long distance services	9,198	10,030	(832)	-8.3%
High Speed Internet and other Internet	10,193	9,246	947	10.2%
Other services and sales	12,167	12,683	(516)	-4.1%

	124,701	120,756	3,945	3.3%
Publishing	16,952	—	16,952	100.0%

	$141,653	$120,756	$20,897	17.3%

For Nine Months

	Company Nine Months Ended September 30, 2006	Combined Company and Predecessor Nine Months Ended September 30, 2005	Change
			Amount	Percentage
Telecommunications:
Local services	$172,121	$166,109	$6,012	3.6%
Network access services	112,938	113,736	(798)	-0.7%
Long distance services	29,870	31,069	(1,199)	-3.9%
High Speed Internet and other Internet	29,953	25,904	4,049	15.6%
Other services and sales	33,610	43,661	(10,051)	-23.0%

	378,492	380,479	(1,987)	-0.5%
Publishing	49,354	22,000	27,354	124.3%

	$427,846	$402,479	$25,367	6.3%

For the three months ended September 30, 2006, local services revenues increased $6.0 million, or 11.8%, as compared to the same period in 2005. Local service revenues for the nine months ended September 30, 2006 increased $6.0 million, or 3.6%, compared to the same period in 2005. The increase was related to the customer appreciation credit which reduced revenue in 2005 and changes in the level of estimated activation fee revenue which is being deferred. In the third quarter of 2006, the Company adjusted its estimate of activation fee revenue resulting in the recognition of $4.2 million of additional revenue. The increases in revenue were offset by declines related to losses in the volume of switched access lines and other billing adjustments recognized in the quarter.

The decline in switched access lines reflects increased competition resulting in customers using wireless, VoIP technology and cable services instead of phone lines for voice and data. In addition, system conversion issues have been a significant distraction to growing our business and second lines continue to be disconnected as customers switch from dial-up Internet services to DSL and cable broadband service. In an effort to slow the rate of line loss, we have instituted a “save-the-line” campaign and will focus efforts on bundling of services.

For the three months ended September 30, 2006, network access services revenue decreased by $1.7 million or 4.4%, as compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, network access revenues decreased $0.8 million, or 0.7%, as compared to the same period in the prior year.

Long distance revenues decreased $0.8 million, or 8.3%, for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. Long distance revenue decreased $1.2 million, or 3.9%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The revenue decline results from a reduction in switched access lines (fewer customers utilizing toll services) and competitive pressures similar to local service as well as other billing adjustments recognized during the quarter. We began promoting a flat-rate long distance plan in late September 2005 and reduced the price of service in the first quarter of 2006 to increase its appeal to customers. The flat rate plan is intended to extend the service life of existing customers who use significant amounts of long distance while attracting new long distance users from other providers. Late in the third quarter of 2006 we began bundling local, long distance and High Speed Internet Services.

High Speed Internet and other Internet revenues increased $0.9 million, or 10.2%, for the three months ended September 30, 2006 as compared to the same period in the prior year. High Speed Internet and other Internet revenues increased $4.0 million, or 15.6% for the nine months ended September 30, 2006 as compared to the same period in the prior year. The revenue increase was related primarily to the increase in subscribers during these periods.

Other services and sales decreased $0.5 million, or 4.1%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and decreased $10.1 million, or 23.0%, for the nine months ended September 30, 2006 as compared to the same period in the prior year. Sales and installation (and related revenue) of customer premise equipment was unusually high in the third quarter of the prior year. In addition, most of the billing and collection agreements (and related revenue) maintained by the Predecessor were not retained by us.

Wireless services (included in the other services and sales revenue category) are still in the early stages of development. As of September 30, 2006, we had approximately 14,400 external wireless subscribers and recognized revenue of approximately $1.7 million for the three months ended September 30, 2006 and $4.9 million for the nine months ended September 30, 2006.

Publishing revenue increased by $17.0 million for the third quarter of 2006 compared to the third quarter of 2005. The first directory published under the Company during 2005 was in October 2005. Publishing revenue increased by $27.4 million, or 124.3%, for the nine months ended September 30, 2006 compared to same period in the prior year. The increase was caused primarily by the application of purchase accounting. The deferred revenue and related deferred costs of the Predecessor as of the Acquisition were not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would have otherwise been recognized in our operating results in 2005 subsequent to the Acquisition date (see table under “Purchase Accounting Adjustments and Other Comparability Items”).

Transition Costs and Other Cost Structure Changes

Our cost structure has changed considerably during the first nine months of 2006 when compared to the first nine months of 2005. The most significant area of change is related to the composition of third-party service providers utilized in our operations such as Verizon and BearingPoint.

Through March 31, 2006, Verizon provided services to us under the Transition Services Agreement. The cost of such services amounted to $29.5 million for the nine months ended September 30, 2006 with most of these costs incurred in the first quarter. Costs incurred under the Transition Services Agreement amounted to $25.7 million and $42.6 million for the three and nine months ended September 30, 2005, respectively.

We have an agreement with BearingPoint to build and operate our information technology infrastructure. Principally all of the costs for the build services, including the expense component, were recognized as of March 31, 2006. The costs for operating our information technology infrastructure, which are currently all expensed, amounted to $5.6 million and $14.9 million for the three and nine months ended September 30, 2006, respectively. BearingPoint costs for operating our information technology infrastructure were not significant during the three and nine months ended September 30, 2005.

We are incurring significant expenses in our efforts to become a stand-alone provider of telecommunication services. The major components of such expenses incurred for the three and nine months ended September 30, 2006 are summarized as follows (dollars in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expense component of BearingPoint contract to build information technology infrastructure	$—	$1,842
Verizon transition and other services, components estimated by management to reflect transition services net of expense recovery from BearingPoint to defer costs of transition services because of delay in completion(1)	—	23,048
Facilities renovation costs	184	2,070
Employee relocation costs	(89)	788
Other	3,269	9,484

	$3,364	$37,232

(1)    The Company believes that it is probable that it will recover all of these amounts under the terms of its Master Services Agreement with BearingPoint. The Company is currently in discussions with BearingPoint seeking reimbursement of those costs, and in addition, compensation for damages arising from failures to deliver promised services in a timely manner. The Company has not given accounting recognition to any potential further recovery.

We expect that these costs will continue to decline as we complete our transition.

Our operating expenses are significantly impacted by not incurring expenses that were allocated by Verizon and its affiliates to our Predecessor for services performed. Such expenses amounted to $31.6 million for the period from January 1, 2005 to May 1, 2005.

Operating Costs and Expenses

The following table summarizes our costs and expenses for the three and nine months ended September 30, 2006 compared to the combined costs and expenses for the three and nine months ended September 30, 2005 (dollars in thousands):

For Three Months

	Company Three Months Ended September 30, 2006	Company Three Months Ended September 30, 2005	Change
			Amount	Percentage
Costs of services and sales	$52,427	$58,499	$(6,072)	-10.4%
Selling, general and administrative expenses	53,692	52,208	1,484	2.8%
Depreciation and amortization	48,538	39,995	8,543	21.4%

	$154,657	$150,702	$3,955	2.6%

For Nine Months

	Company Nine Months Ended September 30, 2006	Combined Company and Predecessor Nine Months Ended September 30, 2005	Change
			Amount	Percentage
Costs of services and sales	$173,772	$170,654	$3,118	1.8%
Selling, general and administrative expenses	144,553	167,079	(22,526)	-13.5%
Depreciation and amortization	134,167	106,243	27,924	26.3%

	$452,492	$443,976	$8,516	1.9%

Costs of services and sales decreased by $6.1 million, or 10.4%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Costs of services and sales increased by $3.1 million, or 1.8%, for the nine months ended September 30, 2006 as compared to the same period in the prior year. The change in costs of services and sales is related to modifications in our cost structure and the adjustment to deferred activation costs.

Selling, general and administrative expenses increased by $1.5 million, or 2.8%, for the third quarter of 2006 compared to the same period in the prior year. Selling, general and administrative expenses decreased by $22.5 million, or 13.5%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The change in selling, general and administrative expenses is primarily related to modifications in our cost structure.

Depreciation and amortization increased by $8.5 million, or 21.4%, for the three months ended September 30, 2006 when compared to same period in 2005. Depreciation and amortization increased by $27.9 million, or 26.3%, for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. The increase for the three and nine month periods were caused by depreciation on additions that occurred during 2005 and 2006 including the systems developed for our use as a stand-alone provider of telecommunication services. In addition, for the nine month period, the increase is the result of the impact of purchase accounting associated with the recognition of amortizable intangible assets.

Interest Expense

In connection with the Hawaii Business Acquisition, we incurred substantial indebtedness. The interest expense relating to this debt has and will continue to adversely affect our earnings. Interest expense increased by $2.6 million, or 9.5%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Interest expense increased by $22.9 million, or 36.2%, for the nine months ended September 30, 2006 compared to that of the combined interest for the Company and Predecessor for the nine months ended September 30, 2005. The increase was because of the increase in interest rates on our floating rate debt as well as an increase in the overall level of Company debt.

Income Tax Expense

A valuation allowance has been provided at September 30, 2006 for our deferred tax assets because of the uncertainty as to the realization of such assets. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Other Business Matters

During 2006, we announced our effort to develop a network capable of providing integrated digital television, high-speed broadband and voice services in order to provide additional bundled service offerings to new and existing customers. In conjunction therewith, an application for a cable television franchise is pending with the State of Hawaii, Department of Commerce and Consumer Affairs, Cable Television Division. We have developed plans and started to build out our network to offer such services. We are working with our vendors to develop the requisite hardware and software platform and are negotiating for programming content. Our ability to provide an attractive and profitable video offering will depend significantly on the results of these regulatory and infrastructure development efforts.

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

Cash Flows

The Company’s balance of cash and cash equivalents was $10.6 million at September 30, 2006. Net cash provided by operations of $40.8 million for the nine months ended September 30, 2006 was related primarily to our net loss of $114.8 million as adjusted to exclude non-cash items and working capital movements of $155.6 million.

The most significant non-cash item during the period was depreciation and amortization expense of $134.2 million. Our significant costs of transition to a stand-alone provider of telecommunication services, system administration costs, as well as interest charges have resulted in losses. We expect that transition costs will continue to decline throughout the remainder of 2006.

Cash used in investing activities was $84.0 million of capital expenditures for the nine months ended September 30, 2006. This includes $19.7 million related to our efforts to build our back-office and IT infrastructure. We anticipate that these expenditures will be significantly less during the remainder of 2006 and other capital expenditures will continue at historical levels.

Cash provided by financing activities was $43.5 million for the nine months ended September 30, 2006. This was related entirely to borrowing activity.

Outstanding Debt and Financing Arrangements

As of September 30, 2006, we had outstanding $1,390.0 million in aggregate indebtedness, excluding unused commitments, with $57.8 million of additional borrowing capacity available, subject to covenant restrictions, under our revolving credit facility. As a result of the Hawaii Business Acquisition, our liquidity requirements have been significantly increased, primarily due to increased debt service obligations. In connection with the Hawaii Business Acquisition, we incurred $485.0 million of borrowings under our senior credit facilities and $500.0 million of indebtedness with the issuance of notes and we assumed $300.0 million of Predecessor debt.

Our senior credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility is available for general corporate purposes and comprised of loans in a total principal amount of up to $200.0 million, of which $142.0 million has been drawn and $57.8 million was available as of September 30, 2006 (subject to the covenants described below and a $0.2 million outstanding letter of credit). The term loan facilities are comprised of a Tranche A term loan facility in a total principal amount of $300.0 million, the proceeds of which were used to fund the repayment of the Existing Debentures and a Tranche B term loan facility in a total principal amount of $448.0 million, the proceeds of which were used to fund the Hawaii Business Acquisition. Our total outstanding balance on our senior credit facilities amounted to $890.0 million as of September 30, 2006. Our senior credit facilities bear interest at a rate equal to the applicable margin plus, at our option, either:

•	a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1%; or

•	a Eurocurrency rate on deposits for one-, two-, three- or six-month periods (or nine- or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available).

The applicable margin on loans under our revolving credit facility and our Tranche A term loan facility are subject to change depending on our leverage ratio.

In addition to paying interest on outstanding principal amounts under our senior credit facilities, we are required to pay a commitment fee to the lenders for the unused commitments under our revolving credit facility, which is payable quarterly in arrears. The commitment fee is subject to change depending on our leverage ratio.

Our senior credit facilities contain negative and affirmative covenants affecting us and our existing and future restricted subsidiaries, with certain exceptions set forth in our credit agreement. Our senior credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens; sale-leaseback transactions; debt, dividends and other restricted payments; redemptions and stock repurchases; consolidations and mergers; acquisitions; asset dispositions; investments; loans; advances; changes in line of business; changes in fiscal year; agreements with subsidiaries; transactions with affiliates; amendments to charter, by-laws and other material documents; hedging agreements; and

certain prepayments of indebtedness. Our senior credit facilities also require us, and will require our existing and future restricted subsidiaries, with certain exceptions set forth in our credit agreement, to meet certain financial covenants and ratios, particularly a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with all negative and affirmative covenants as of September 30, 2006. Our senior credit facilities contain the following affirmative covenants, among others: delivery of financial and other information to the administrative agent; notice to the administrative agent upon the occurrence of certain events of default, material litigation and other events; conduct of business and existence; payment of obligations; maintenance of properties; licenses and insurance; access to books and records by the lenders; compliance with laws; use of proceeds and letters of credit; further assurances; and maintenance of collateral. We were in compliance with all negative and affirmative covenants as of September 30, 2006.

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

Contractual Obligations

During the nine months ended September 30, 2006, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2005 in our most recently filed Form S-4, as amended, with the exception of the increase in the balance on the revolving credit facility to $142.0 million and the draw on the Tranche A term loan facility for $150.0 million in February 2006 and for $150.0 million in September 2006 to fund repayment of the Existing Debentures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, our floating rate obligations consist of $142.0 million of debt outstanding under our revolving credit facility, $300.0 million of debt outstanding under our Tranche A term loan facility, $448.0 million of debt outstanding under our Tranche B term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at September 30, 2006 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $1.3 million.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations. The variable-rate debt exposes us to variability in interest payments due to changes in interest rates. Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings. To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, in June 2005, we entered into six interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt. The interest rate swap agreements have a cumulative notional amount that ranges from $451.4 million at June 30, 2005, to a high of $704.3 million at September 30, 2006, to a balance of $218.2 million at maturity on December 31, 2010. The fixed rate is 3.98% for the period from June 30, 2005 to December 30, 2006 and 4.36% from December 31, 2006 to December 31, 2010. The interest rate swaps effectively change the variable-rate cash flow exposure on certain of our debt obligations to fixed cash flows. Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments. We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. The fair value of the swap amounted to approximately $12.6 million as of September 30, 2006. Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness.

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

Item 4. Controls and Procedures

We have disclosed to the auditors and to the Audit Committee of the Board of Directors of the Company a material weakness in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data. As previously disclosed in our Form 10-Q filed May 15, 2006 and our Form 10-Q filed August 14, 2006, there was a significant change in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006 that did not materially affect our internal control over financial reporting during the fiscal quarter ended March 31, 2006. However, the significant change affected our internal control over financial reporting for the fiscal periods thereafter and deficiencies in change management controls may have resulted in a change in internal control over financial reporting during the three months ended September 30, 2006. We previously disclosed in the August 14, 2006 filing a significant deficiency in internal control over financial reporting and that we were still in the process of evaluating and adjusting the functionality of all new systems and making modifications and enhancements to internal control processes associated with these new systems. Specifically, the Company began processing transactions utilizing newly implemented operating, financial and administrative information technology systems during the nine month period ended September 30, 2006. BearingPoint built or converted our back-office and IT infrastructure necessary to replace systems previously provided by Verizon but not all of these systems are functioning or functioning in an acceptable manner for our business. The Company has been using new processes, procedures and controls associated with these new systems for a short period of time.

A material weakness in internal control over financial reporting exists because there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented and detected. The material weakness results from significant weaknesses in several information technology system and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data after our March 31, 2006 transition. These system deficiencies relate to (but are not limited to) the following:

•	Accounts receivable balances/subsidiary ledger support,

•	Billing and revenue assurance,

•	Cash account reconciliations,

•	Distribution of expenses and capital,

•	Fixed assets and project costing,

•	Management reporting,

•	Order accuracy and system processing,

•	Procurement and inventory valuation,

•	Tax and surcharge accuracy.

To help remediate deficiencies in these areas we engaged the services of an international information technology consulting firm as a strategic partner with expertise in general computer controls and change management as well as specific expertise with information technology process controls. In addition, we formed a stabilization project team to perform an assessment of our control environment after the March 31, 2006 transition. FTI Consulting has also been hired to project manage this team which includes external resources with significant telecommunications experience. These activities are intended to facilitate improvement in the design or operation of internal controls.

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There was a change in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006 that did materially affect our internal control over financial reporting during the fiscal periods thereafter and is reasonably likely to affect our internal control over financial reporting in the future. Such deficiencies in change management controls have resulted in changes in internal control over financial reporting during the three months ended September 30, 2006.

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

The Verizon Transition Services Agreement, including accounting services, ended on March 31, 2006 (Hawaii Time).

Subsequently, we began processing transactions utilizing the information technology systems that BearingPoint assisted us in building, which include with few exceptions, our operating, financial and administrative systems. We are still in the process of evaluating and adjusting the functionality of all new systems and making modifications and enhancements in internal control processes associated with these systems. We disclosed previously a significant deficiency in internal control over financial reporting because of the high number of new systems implemented after March 31, 2006 and the short duration that the Company has been using associated new processes, procedures and controls.

A material weakness in internal control over financial reporting exists because there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented and detected. The material weakness results from significant weaknesses in several information technology system and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data after our March 31, 2006 transition. These system deficiencies relate to (but are not limited to) the following:

•	Accounts receivable balances/subsidiary ledger support;

•	Billing and revenue assurance;

•	Cash account reconciliations;

•	Distribution of expenses and capital;

•	Fixed assets and project costing;

•	Management reporting;

•	Order accuracy and system processing;

•	Procurement and inventory valuation; and

•	Tax and surcharge accuracy.

To help remediate deficiencies in these areas we engaged the services of an international information technology consulting firm as a strategic partner with expertise in general computer controls and change management as well as specific expertise with information technology process controls. In addition, we formed a stabilization project team to perform an assessment of our environment after the March 31, 2006 transition. FTI Consulting has also been hired to project manage this team which includes external resources with significant telecommunications experience. These activities are intended to facilitate improvement in the design or operation of internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than ordinary routine litigation incidental to the business, we are not involved in any material pending legal proceedings that are likely to have a material adverse effect on us.

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in our Registration Statement on Form S-4, filed with the SEC on January 19, 2006, as amended on March 31, 2006, our business faces the following risks:

Our lack of critical back-office systems and IT infrastructure has negatively impacted our ability to operate as a stand-alone provider of telecommunication services, which has had an adverse effect on our business and results of operations.

To facilitate our transition to a stand-alone telecommunications provider following the Hawaii Business Acquisition, we engaged BearingPoint to build and operate a back-office and IT infrastructure, including critical business processes, software applications, (such as billing systems, corporate finance systems, human resources and payroll systems and customer relationship management systems) and hardware. This back-office and IT infrastructure was necessary to enable us to migrate off software systems provided by Verizon and used to operate our business prior to the Hawaii Business Acquisition.

Pursuant to the terms of a Master Services Agreement, BearingPoint committed to complete the majority of the “build services” by the end of the initial nine-month transition period ending on February 1, 2006, which transition period subsequently was extended to February 4, 2006. In December 2005, to accommodate BearingPoint’s need for additional time to build the back-office and IT infrastructure, we extended the Transition Services Agreement with Verizon for an additional two-month period through March 31, 2006. We were required to make payments to Verizon during this two-month extension period that were substantially higher than the payments required during the initial transition period. In addition, we were obligated to reimburse Verizon for the cost of obtaining necessary licenses from certain of Verizon’s software vendors which allowed Verizon to continue processing our transactions during the extension period.

On April 1, 2006, we ceased receiving services from Verizon under the Transition Services Agreement and the Verizon Master Services Agreement and stopped making payments to Verizon under those agreements. While the major network operational systems were built and functioned without significant problems at and after the April 1, 2006 cutover date, critical systems related to back-office functions such as customer care, order management, billing and financial reporting systems lacked, and continue to lack, significant functionality. In particular, lack of systems functionality has led to collection treatment delays, physical bill delivery problems and order flow through issues, which continue to substantially impact both customer satisfaction (as evidenced in part though a large increase in the customer call volume at our work centers) and collection efforts. Despite BearingPoint’s efforts to enhance the functionality of the related systems, we continued to experience many of these same issues through the end of the three-month period ending September 30, 2006. Because BearingPoint was unable to deliver the expected full system functionality by the April 1, 2006 cutover date and has continued to be unable to deliver full functionality, it has been necessary for us to incur significant incremental expenses to retain third-party service providers to provide call center services and other manual processing services in order to operate our business. In addition to the costs of third-party service providers, we also incurred additional internal labor costs, in the form of diversion from other efforts as well as overtime pay.

We expect to continue to incur significant incremental costs in the future although the amounts of such costs should decline over time if and as our systems functionality improves.

In addition to the significant expenses we have incurred, because we do not have fully functional back-office and IT systems, we have been unable to fully implement our business strategy and effectively compete in the marketplace. For example, we are still working on ensuring our back-office can support all forms of service bundles. Our lack of critical back-office systems and IT infrastructure has negatively impacted our ability to operate as a stand-alone provider of telecommunication services and effectively implement our business strategy, which has had an adverse effect on our business and results of operations. In addition, our senior management has been required to spend substantial time on developing interim solutions to these systems and infrastructure problems and on negotiations with BearingPoint.

While we are continuing to work to achieve full functionality of our systems, there is no certainty that these activities will be successful, or as to the amount of time it will take to achieve such functionality. Until we are able to achieve this level of functionality, our lack of critical back-office and IT infrastructure will negatively impact our ability to operate as a stand-alone provider of telecommunication services, and will have an adverse effect on our business and operations.

We may not be able to collect from BearingPoint all amounts we have reflected as probable in the financial statements and believe we are entitled to recover as compensation for damages incurred as a result of BearingPoint’s failure to perform its obligations under the Master Services Agreement.

We are currently in discussions with BearingPoint seeking compensation for damages arising from failures to deliver promised services in a timely manner. While we believe we are entitled to recover such compensation under the terms of our Master Services Agreement with BearingPoint, BearingPoint has not agreed to pay the claimed damages and we cannot assure you that we will be able to collect all or any of the claimed damages.

We have had a material weakness in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements.

Our senior management has determined that on September 30, 2006 a material weakness in the Company’s internal control over financial reporting existed as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2 that may have affected our financial statements through September 30, 2006. The material weakness in our internal control over financial reporting related to significant weaknesses in several information technology system and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data after the Company’s March 31, 2006 transition to a stand-alone provider of telecommunication services. See Item 4, “Controls and Procedures.”

We cannot provide assurance that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in the financial statements. The existence of a material weakness could result in errors in the financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations, which may result in defaults under our senior credit facilities.

Item 6. Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM COMMUNICATIONS, INC.

November 14, 2006	/s/ Michael S. Ruley
Michael S. Ruley Chief Executive Officer

November 14, 2006	/s/ Daniel P. O’Brien
Daniel P. O’Brien Senior Vice President and Chief Financial Officer

November 14, 2006	/s/ Patrick T. Hogan
Patrick T. Hogan Vice President, Finance and Controller

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.