Form 10-K
period 2006-12-31
Hawaiian Telcom Communications, Inc.
filed 2007-04-02
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                              ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-131152

HAWAIIAN TELCOM COMMUNICATIONS, INC.

(Exact name of registrant as specified in our charter)

Delaware	16-1710376
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1177 Bishop Street
Honolulu, Hawaii 96813
(Address of principal executive offices) (Zip Code)

808-546-4511
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer” and “Large Accelerated Filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

The registrant is a wholly-owned subsidiary of Hawaiian Telcom Holdco, Inc. As of March 31, 2007, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant. As of March 31, 2007, 1,000 shares of the registrant’s common stock, $0.10 par value, were outstanding.

HAWAIIAN TELCOM COMMUNICATIONS, INC.

i

PART I

Item 1. Business

Hawaiian Telcom Communications, Inc. (the “Company”) is a full-service telecommunications provider in Hawaii, operating two business segments:

Telecommunications Services.  We offer a wide spectrum of telecommunications services, including local exchange, long distance, network access, wireless and Internet services.  Our services are offered on all of Hawaii’s major islands. As of December 31, 2006, our telecommunication operations served: 602,862 local access lines, of which 61% served residential customers and 38% served business customers, with the remaining 1% serving other customers; 277,317 long distance lines, of which 70% served residential customers and 30% served business customers; and 90,320 retail high-speed internet (“HSI”) lines, which served 74,636 retail residential lines and 15,684 retail business lines.

Directories publishing.  The publishing business includes the sale of advertising in printed and electronic directories in Hawaii. We publish seven core yellow page directories annually and (in 2006) one mobile /companion directory annually on the islands of Oahu, Maui, Hawaii and Kauai and had total circulation approximately 1.7 million copies for the year ended December 31, 2006. We also distributed approximately 1.3 million white page directories in 2006.

A.  History

Originally incorporated in 1883 as Mutual Telephone Company, we have a strong heritage of over 120 years as Hawaii’s incumbent local exchange carrier (“ILEC”). From 1967 to May 1, 2005, we operated as a division of Verizon Communications Inc. (“Verizon”) or its predecessors. On May 2, 2005, pursuant to a merger (the “2005 Acquisition”) of Verizon HoldCo LLC with and into the Company, we became a stand-alone provider of telecommunications services, operating as Hawaiian Telcom, Inc. (fka Verizon Hawaii Inc.) and Hawaiian Telcom Services Company, Inc., both wholly-owned subsidiaries of the Company. The Company in turn is a wholly-owned subsidiary of Hawaiian Telcom Holdco, Inc. Hawaiian Telcom, Inc. operates our regulated local exchange carrier business and Hawaiian Telcom Services Company, Inc. operates all of our other businesses, including our long distance, Internet, wireless and directories businesses. The Company also has one indirect subsidiary, Hawaiian Telcom Insurance Company, Incorporated (fka GTE Hawaiian Tel Insurance Company Incorporated) that is a captive insurance subsidiary wholly-owned by Hawaiian Telcom, Inc. Until December 31, 2003, it provided auto liability, general liability and worker’s compensation insurance to Verizon Hawaii Inc. on a direct basis. The captive subsidiary continues to settle claims related to incidents which occurred prior to January 1, 2004. We insure current incidents with external carriers.

B.  Industry Overview

The telecommunications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various technologies. There are two predominant types of local telephone service providers, or carriers, in the telecommunications industry: ILECs and CLECs. An ILEC refers to the regional Bell operating companies (“RBOCs”), which were the local telephone companies created from the break up of AT&T in 1984, as well as small and midsize independent telephone companies, such as Hawaiian Telcom, Inc., Cincinnati Bell Inc., and Embarq Corporation (formerly a wholly-owned subsidiary of Sprint Nextel Corporation), which sell local telephone service. These ILECs were the traditional monopoly providers of local telephone service prior to the passage of the Telecommunications Act of 1996. A CLEC is a competitor to local telephone companies that has been granted permission by a state regulatory commission to offer local telephone service in an area already served by an ILEC.

In recent years, the U.S. telecommunications industry has undergone significant structural changes. Many of the largest service providers have achieved growth through acquisitions and mergers, while an increasing number of competitive providers have restructured or entered bankruptcy to obtain protection from their creditors. Since 2001, capital in the form of public financing has been generally difficult to obtain for new entrants and competitive providers. Capital constraints have caused a number of competitive providers to change their business plans, resulting in consolidation. Despite these changes, the demand for all types of telecommunications services, particularly data services, has not diminished, and companies increasingly bundle services and provide integrated offerings for end-user customers.

Demand for telecommunications services in Hawaii has not diminished in recent years, and Hawaii’s telecommunications industry remains active. Hawaii’s geographic position gives the state a comparative advantage relative to other potential information economies. With its location between the mainland United States and Asia, Hawaii has been and will likely continue to be a surfacing location for cables running between the two continents. Hawaii is also connected to the mainland United States and Asia via several satellite networks.

C.  Markets and Customers

Telecommunications Services

We have been a telecommunications provider in Hawaii for more than 120 years. Our market consists of 86 central offices serving an area of approximately 6,263 square miles on the islands of Oahu, Maui, Hawaii, Kauai, Molokai and Lanai. We are the incumbent provider of local exchange services within this area and own the state’s most extensive local telecommunications network, with 602,862 local access lines served as of December 31, 2006, of which 61% served residential customers, 38% business customers and the remaining 1% served other customers. Local customers include (1) interexchange carriers that pay for access to long distance calling customers located within our local service areas and (2) CLECs that pay for wholesale access to our network in order to provide competitive local service on either a resale or UNE (unbundled network element) basis as prescribed under the Communications Act of 1934, as amended, which we refer to throughout this annual report as the Communications Act.

Our market is characterized by high population density, with 71% of the state’s population concentrated on Oahu. This concentration of customers and commerce provides opportunities to leverage our network infrastructure to deliver products and services on an efficient and cost-effective basis, and to market and sell our services more effectively. The state of Hawaii has a diverse population with 41.5% of the state’s population of Asian descent. In 2006, the median household income was $54,145 which was higher than the national average of $48,713.

Our business marketplace is dominated by several key industries. State and federal government account for 27% of gross state product. With the U.S. Pacific Command, one of the largest of the U.S. unified service commands, based in Hawaii and 39,000 military personnel stationed in Hawaii, the federal government is one of our largest customers. The hospitality industry and financial institutions also account for a significant portion of our business. The operations of these leading sectors are communications intensive, and we believe that they are dependent on our modern, reliable services. Hawaii’s small business market (in aggregate) is also a key driver of Hawaii’s economy — approximately 96% of the companies in Hawaii employ fewer than 50 employees, representing approximately 32,000 business customers. We believe that these business customers represent an underserved segment that we are targeting aggressively with new product and service offerings.

We believe that the Hawaii marketplace has a distinct culture, which we have considered when repositioning our business as a local company. Marketing strategies that may be successful on the mainland United States may not be successful in Hawaii, since Hawaii residents and businesses have telecommunications needs that are different from those on the mainland.

Wireless communications will be an integral part of our telecommunications strategy. We believe that the wireless market presents us with substantial opportunities. The wireless market in Hawaii is projected to grow from the current 810,000 wireless subscribers to 1,100,000 by the end of 2011. Our goal is to penetrate this market and gain market share by leveraging the Hawaiian TelTM brand established by our predecessors and our existing customer base. Keys to this growth strategy will be effective use of our multiple distribution channels, innovative bundling of services and development of landline/wireless integrated services.

Directories Publishing

We have been publishing print directories in Hawaii for nearly 50 years. Our directories are prepared to reach both the large markets of Oahu and the island of Hawaii and smaller second tier markets for the smaller communities and islands. Our directories business has historically generated consistent revenues and does not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. In 2006, we had relationships with over 21,000 advertisers. Neither any single directories heading nor the top 10 customers accounted for a material portion of our directories business revenues. The diversity of our directories business customer base reduces exposure to adverse economic conditions that may affect particular geographic regions or particular industries and provides additional stability in operating results.

Renewing customers comprise the core advertiser base for our directories business and a large number of these customers have advertised in our directories for many years. In 2006, a substantial majority of our local advertisers renewed their advertising with us.

D.  Our Products and Services

Telecommunications Services

Our strategy for the telecommunications business is to increase customer loyalty and reduce churn by increasing the penetration of bundled service offerings that enhance the value of basic network service with value-added services, long distance, Internet and wireless.

Local Exchange Services

Our local exchange carrier business generates revenue from local network services, network access services and certain other services, each of which is described below.

Local Network Service

Our traditional local network service enables customers to originate and receive telephone calls within a defined “exchange” area. We provide basic local services on a retail basis to residential and business customers, generally for a fixed monthly recurring charge. Basic local service also includes non-recurring charges to customers for the installation of new products and services. Basic local exchange services are enhanced with a variety of value-added services such as call waiting, caller ID, voice messaging, three-way calling, call forwarding and speed dialing. Value-added services may be purchased individually or as part of a package offering for a monthly recurring charge. We also offer other local exchange services such as local private line and wire maintenance. The rates that can be charged to customers for basic local and certain other services are determined by the Public Utilities Commission of the State of Hawaii (“HPUC”). We charge business customers higher rates to recover a portion of the costs of providing local service to residential customers, as is customary in the industry. See “—Regulation” for further discussion of regulatory matters including our local network service rate proceedings.

Network Access Services

Our network access services are offered in connection with the origination and termination of long distance, or toll, calls that typically involve more than one company in the provision of end-to-end long distance service. Since toll calls are generally billed to the customer originating the call, a mechanism is required to compensate each company providing services relating to the call. This mechanism is the access charge, which we bill to each interexchange carrier for the use of our facilities to access our customers. In addition, we bill a component of access charges directly to our customers. Our network access services generate intrastate access revenue when an intrastate long distance call that involves us and an interexchange carrier is originated and terminated within Hawaii. This access charge is regulated by the HPUC. Similarly, our network access services generate interstate access revenue when an interstate long distance call is originated from a Hawaii local calling area served by us and is terminated in a local calling area in another state, and vice versa. Interstate access charges are regulated by the Federal Communications Commission (“FCC”). We also offer special access voice and data services, which are a key area of growth driven by demand for increasing bandwidth from business customers. Special access services include switched and non-switched (or dedicated) services such as point-to-point single channel circuits, DS1s, DS3s and OC services, as well as IP-based private networks.

Long Distance Services

We provide long distance services to transmit international calls, interLATA (Local Access Transport Area) domestic calls and regional toll calls made to points outside a customers’ local calling area, but within our local service area (intraLATA toll). In Hawaii, each of the islands is a local calling area, and calls between the islands are intraLATA toll calls. Other long distance services include 800-number services and wide area telecommunication services, or WATS, private line services, and operator services associated with long distance calls. As of December 31, 2006, we served 277,317 long distance lines, of which 70% served residential customers and 30% served business customers.

Internet Services

We provide high-speed Internet (“HSI”) and dial-up Internet access to our residential and business customers. Our data network enables us to provide extensive high-speed network access. We have HSI available in 77 of our 86 central offices. As of December 31, 2006, we served 74,636 retail residential HSI lines and 15,684 retail business HSI lines. We also provided dial-up Internet access to approximately 4,000 subscribers as of the same date.

Wireless Services

Upon consummation of the 2005 Acquisition, we began offering a Hawaiian Telcom® branded wireless service. In January 2005, we entered into a services agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint’s nationwide personal communication service, or PCS, wireless network, under the Hawaiian Telcom® brand name to residential and business customers in Hawaii under a mobile virtual network operator, or MVNO, services agreement. Under the services agreement, we retain control of all sales and marketing of our wireless services. Our services agreement with Sprint has an initial term of five years (with an automatic renewal for successive two-year terms until either party provides notice of non-renewal). We have also entered into agreements with Mobile Technology Services (a subsidiary of InPhonic, Inc.), a leading mobile virtual network enabler, to provide back-office support for the wireless operations. By partnering with Sprint and Mobile Technology Services, we believe we can maximize speed-to-market with a full product offering while minimizing upfront capital requirements in a heavily penetrated market. We believe that our eight existing retail stores, our distribution partners, our residential and business customer service call centers and our business-to-business sales forces serve as important distribution channels for acquiring new wireless customers.

Other Services

We seek to capitalize on our local presence and network infrastructure by offering other services to customers and interexchange carriers. Sales and maintenance of customer premises equipment to the business markets are an important source of local exchange revenues. Customer premises equipment services are also an area of potential growth as attractive contracts with major equipment providers allow us to offer complete voice and data network and management solutions. For the wholesale or carrier market, we offer services including operator services, billing and collection services and space and power rents for collocation services. We also offer public pay telephone services at approximately 5,300 locations throughout the state.

During 2006, we announced our effort to develop a network capable of providing integrated digital television, high-speed broadband and voice services in order to provide additional bundled service offerings to new and existing customers. In conjunction therewith, we filed an application for a video franchise for the island of Oahu with the Cable Television Division of the State of Hawaii Department of Commerce and Consumer Affairs. We have developed plans and started to build out our network to offer such services. We are working with our vendors to develop the requisite hardware and software platform and are negotiating for programming content. Our ability to provide an attractive and profitable video offering will depend significantly on the results of these regulatory and infrastructure development efforts.

Directories Publishing

We are the incumbent print directory publisher in Hawaii.  The sale of directory advertising to local businesses, generally small- and medium-sized enterprises, generated a substantial majority of our directories revenues for the year ended December 31, 2006, with the balance generated by sales to national advertisers. Since May 2005, we have been outsourcing the printing, distribution and advertising sales operations to L.M. Berry and Company (“L.M. Berry”), a subsidiary of BellSouth Corporation. Upon consummation of the 2005 Acquisition, we launched an online directories business to complement the existing print directories business.

Yellow page directories.  In 2006, we distributed approximately 1.7 million yellow page directories. Approximately 21,000 local and national businesses advertised in our yellow page directories in 2006, a substantial majority of which had advertised in our yellow page directories business during the prior year. We offer businesses a basic listing at no charge in the relevant edition of our yellow page directories. We also offer a range of paid advertising options in our yellow page directories and on-line Internet services.

White page directories.  In 2006, we distributed approximately 1.3 million white page directories. We provide white page listings to every residence and business in Hawaii that sets forth the name, address and telephone number of the residence or business in question, unless the customer has requested to be a non-published or non-listed customer.

Internet yellow pages.  We believe that the Internet sector is a growing advertising offering in our directories, and we sell advertising listings in an Internet database that allows users to search for businesses in Hawaii and nationally.

E.   Sales and Marketing

Our sales and marketing strategy is aimed at repositioning our business as a local Hawaii company, as well as developing and delivering products designed to meet our market’s specific needs. We are transforming our customers’ past experience of purchasing telecommunication services from a nationally-based company with generically designed product offerings to a locally-based business with tailored product offerings for the Hawaii market. Key components of our sales and marketing strategy include:

•                  developing and delivering products, services and bundles customized to meet the needs of the local Hawaii market;

•                  leveraging the Hawaiian TelTM brand established by our predecessors across all our product offerings;

•                  partnering with leaders in the Hawaii business community;

•                  raising visibility in the community through key sponsorships and executive positioning; and

•                  creating a customer driven organization, locally operated and managed, that provides reliable and high quality service in addition to excellent customer service.

We are implementing this strategy by:

•                  developing integrated sales and marketing plans that focus on meeting the needs of the local market;

•                  focusing local advertising and marketing expenditures to create demand, promote our products and services, and establish competitive positioning;

•                  re-designing sales coverage models to focus on previously underserved customers and to increase segmentation and target marketing to small- and medium-business customers;

•                  improving the customer service experience; and

•                  increasing the capacity of all sales and marketing channels by centralizing sales support functions, enhancing performance of retail stores, and tracking and managing profitability for each sales channel.

Our long distance services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services and generating incremental revenues through product and feature up-sale opportunities. We sell our long distance communications services through local advertising, the use of bundled telecommunications packages, and up-selling by our customer contact personnel.

We market our Internet services as a stand-alone product, as well as part of a package of bundled telecommunications services to our residential and business customers. We believe our ability to bundle Internet services with other telecommunications services has contributed to the growth of the revenue generated by our Internet services business.

We believe there are substantial opportunities for us to differentiate and grow our wireless business, and at the same time positively impact landline churn, by developing and launching wireless/wireline converged services. Our family of converged Call ChoiceSM services give our wireless customers more convenience and control over their calling experience. Unique Call Choice features such as “Visual Voicemail”, “Smart Routing” and “Follow-me Home” differentiate our wireless offerings while reinforcing the importance and value of our landline services. Over time, this convergence strategy will yield reduced wireless and wireline churn and spur top line revenue growth through incremental ARPU, or average revenue per user, per customer.

The marketing of directory advertisements is primarily a direct sales business that requires both maintaining existing customers and developing new customers. Since May 2005, we have been outsourcing the advertising sales operations of our directories business to L.M. Berry. In 2005, our directories business retained a substantial majority of its local advertisers from the previous year. The high renewal rate reflects the importance of our directories to our local customers, for whom yellow page directory advertising is, in many cases, the primary form of advertising. Larger national companies also use advertising in our directories as an integral part of their national advertising strategy.

F.  Network Architecture and Technology

As of December 31, 2006, we owned a total of 116 local base and remote switches and a total of seven tandem switches serving 602,862 total lines in the islands of Hawaii, Kauai, Lanai, Maui, Molokai and Oahu. All of our access lines are served by digital switches provided predominantly by Lucent and Nortel. Since 2002, we have updated our infrastructure to meet the technological needs of our customers. Our switches on every island are linked through a combination of extensive aerial, underground, and undersea cable, allowing us to provide our services to customers in a very challenging geographical territory.

Our telecommunication infrastructure includes more than 13,100 sheath miles of fiber optic cable and copper wire distribution lines. Submarine and deep-sea fiber optic cables connect the islands of Kauai, Oahu, Maui and Hawaii, while digital microwave provides other inter-island connections. The islands also are connected with Trans-Pacific fiber optic cables, not owned by us. Substantially all major switches have current generic software upgrades installed, allowing for a range of enhanced customer features.

We have integrated numerous network elements to offer a variety of services and applications that meet the increasingly sophisticated needs of customers. These network elements include a Signaling System 7, or SS7 network, consisting of a pair of signaling transferring points, or STPs, allowing the islands to interconnect with the global public network through third-party STP gateways on the U.S. mainland. These network elements also connect to newly installed service control points for the provision of advanced network services, such as local number portability, caller name and number delivery (CNAM) and advanced intelligent network (AIN) services. Other sophisticated network elements integrated in our system include voice messaging platforms, digital switching, and, in some communities, integrated service digital network access. As the telecommunications industry experiences significant changes in technology, customer demand, and competition, we intend to introduce additional enhancements.

New network elements similarly have been integrated to provide advanced data services and to improve the quality of existing high speed data services. Multiple Protocol Layer Switches (MPLS) have been deployed to aggregate HSI services and to expand our capabilities to offer additional high speed data services such as virtual private networks and gigabit Ethernet services.

Our broadband infrastructure consists of 21 Lucent Frame Relay switches and 13 ATM switches. We have HSI available in 77 of our 86 central offices. There are also 376 Synchronous Optical Network (“ SONET”) rings in service.

Certain network operations are provided by our Network Operations Center, or NOC, and our Network Services Computer Center, or NSCC, located in Honolulu. We also have customer reporting center facilities that coordinate the dispatch for installations and repairs and 86 central offices that permit us to provide efficient attention to our customers needs. All of these facilities offer extended business hours to efficiently handle customer inquiries and orders for service. In addition, the Honolulu operation center is responsible for service delivery, installation and maintenance and repair for all of our customers, as well as outside plant construction activity for our network. The operation center is also responsible for the distribution functions related to the inventory of supplies and equipment necessary for telephone operations. This function includes the supply and maintenance of the fleet of cars and trucks that support these outside plant activities not only for us but for external third parties in the telecommunications industry.

Central office equipment consists of digital electronic switching equipment, circuit, carrier and transmission equipment. Operating equipment consists of motor vehicles and other equipment. We own or lease most of our administrative and maintenance facilities, customer service centers, central offices and remote switching platforms and transport and distribution network facilities. Our local telephone assets are located primarily in Hawaii.

G.            Back-Office and Information Technology

Since the 2005 Acquisition, we have been making a substantial investment in a new back-office and IT infrastructure. Our new IT infrastructure integrates certain core operations support systems purchased from Verizon as part of the 2005 Acquisition with customized off-the-shelf commercial systems. It also integrates our basic telecommunications systems, our network monitoring and maintenance systems, billing systems, customer relationship management systems, corporate finance systems, human resource and payroll systems and backup data centers.

We believe that our new back-office and IT infrastructure, when completed, will allow us to improve and expand our customer services and streamline our operations. Enhanced data management and billing capabilities will allow us to broaden our bundled product offering and replace the multiple existing customer service systems with one central system that will improve efficiency and response time. In addition, our new back-office and IT infrastructure will provide us with a more comprehensive customer information tracking system, which we believe will enhance our market intelligence. We believe that the enhanced functionality of our new IT infrastructure will allow us to sell more products and bundles, operate more efficiently and reduce our costs. See “—Business Transactions.”

H.  Competition

Telecommunications Services

Local Exchange Service

ILECs are subject to several types of competition, including, (i) facilities-based competition from providers with their own local service network; (ii) resale competition from providers who purchase local service from the ILEC at wholesale rates and resell these services to their customers; (iii) competition from providers who lease UNEs from us; (iv) cable companies offering local service through Voice over Internet Protocol (“VoIP”) over their cable platform, and (v) new entrants and providers with technology alternatives to local service networks like wireless providers.  Technological developments in wireless telephone features, personal communications services, digital microwave and other wireless technologies are expected to promote the development of alternatives to traditional wireline services. We believe that competition is likely to come from resale interconnection or UNE interconnection. We also anticipate increased competition from certain service providers in Hawaii, primarily Oceanic Time Warner Cable, and two local CLECs.

Long Distance Services

The long distance telecommunications market is intensely competitive and has been for several years. Competition in the long distance business is based primarily on price, although service bundling, branding, customer service, billing services and quality also play a role in customers’ choices. In the long distance market, we compete against the three largest interstate long distance carriers in Hawaii, AT&T, Verizon and Sprint, as well as all of the wireless providers that offer bundled long distance with their rate plans. In addition, we believe that VoIP will also offer an alternative to long distance services.

Internet Services

We expect that the Internet access services business will continue to be highly competitive due to the absence of significant barriers to entry. We currently compete with Oceanic Time Warner Cable, Pacific LightNet, Clearwire and traditional carriers providing dedicated Internet access services to business customers.

Wireless Services

While the market for wireless telephone services in Hawaii continues to grow, it is highly competitive. The Hawaii wireless market is currently serviced by several wireless service providers, including Verizon Wireless, AT&T Mobility LLC, Sprint Nextel, Inc., Sprint PCS and T-Mobile USA, Inc. Federal local number portability requirements also increase competition by allowing customers to keep their telephone number when they switch carriers. We expect to compete in the wireless market by leveraging our existing customer base and including wireless services in new bundled product offerings. We also believe that our eight existing retail stores serve as an important distribution channel for garnering new wireless customers. We intend to develop the capability to deliver our wireless customers one telecom bill covering both wireline and wireless services. We believe that our customers will prefer receiving one bill for all of their telecommunications services and that we will benefit from that preference.

Directories Publishing

The directory advertising industry is competitive but provides a unique advertising value proposition compared with other forms of advertising. Unlike most U.S. mainland markets, Hawaii does not have the full breadth of advertising services available to businesses. Billboards are not allowed in Hawaii, and there are restrictions on most other outdoor advertising. We compete with several different forms of advertising, including newspapers, radio, television, the Internet, direct mail and other yellow page directory publishers. It should also be noted that the effectiveness of television and radio advertising has limitations unique to Hawaii’s geography. On Oahu, the directory publishers with which we compete are principally The Paradise Pages, which has been in the market for seven years, and Ad Ventures, which has been in the Oahu market for three years. On Maui, we compete against The Paradise Pages and Ad Ventures, both of which have been in the market for three and four years, respectively. On the Island of Hawaii, we also compete with The Paradise Pages, which began publishing there in 2004, and Ad Ventures, which began publishing there in 2001.

The Internet is emerging as a new medium for advertisers. Although advertising on the Internet still represents only a small part of the total advertising market, as the Internet grows it will become increasingly important as an advertising medium. At this time our competitors do not offer a complete Internet yellow page search product. We have created a localized Internet site for our directories business.

I.  Employees

As of March 15, 2007, we employed 1,704 full-time employees in Hawaii. Of the total employees, 61.5% were represented by the International Brotherhood of Electrical Workers, Local 1357, or IBEW. As part of the 2005 Acquisition, we assumed all of the obligations of the collective bargaining agreement that governs the terms and conditions of employment for all IBEW-represented employees working for us. On March 26, 2007, we announced a tentative agreement with IBEW Local 1537 to extend the current collective bargaining agreement to August 31, 2008.  The current agreement had been scheduled to expire on September 1, 2007.  The tentative agreement is subject to ratification by union members and approval by our Board of Directors. We believe that management currently has a constructive relationship with the represented and non-represented employee group.

J.  Insurance

We have insurance to cover risks incurred in the ordinary course of business, including general liability, property coverage, director and officers and employment practices liability, auto, crime, fiduciary, worker’s compensation, and business interruption insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial coverage against “all risks” of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the telecommunications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea, and above-ground transmission lines. We believe that our insurance coverage is adequate, however if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial results may be adversely affected.

K.  Regulation

Federal and State Regulation of Telecommunications Services

Our telephone operations generally are subject to the jurisdiction of the FCC with respect to interstate services and the HPUC with regard to intrastate services.

Competition

We face increasing competition in all areas of our business. Regulatory changes brought on by the 1996 amendments to the Communications Act, regulatory and judicial actions, and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints compared to our ILEC. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the amendments to the Communications Act and technological advances, and any changes in the State or Federal laws or regulations governing communications.

Sandwich Isles Communications, a rural local exchange carrier, or RLEC, also has obtained eligible telecommunications carrier, or ETC, status and is estimated to have received over $14,000 per-line, per year in federal high-cost loop support for the year 2006. Sandwich Isles is permitted to receive this funding to certain remote areas of Hawaii administered by the State Department of Hawaiian Home Lands based on its representations that it is serving previously unserved territories as of 1997. In contrast to Sandwich Isles, we do not receive federal high-cost support for serving the remote areas administered by the Department of Hawaiian Home Lands, making it difficult for us to compete effectively in those remote areas of the state. Nextel Partners also has been granted ETC status by the HPUC, and draws federal support for some of its licensed service area.

State Regulation of Retail Rates

Although the FCC generally does not regulate our retail rates, the HPUC continues to impose relatively extensive rate regulation on us. However, the HPUC has reduced its rate regulation of some of our services, using a three-tiered approach. Services may be classified as fully competitive, partially competitive, or non-competitive. Certain services, such as intrastate (inter-island) toll are classified as fully competitive services. They are exempt from rate-of-return regulation, are not subject to a price ceiling, must be offered on prices, terms, and conditions reflected in a tariff on file at the HPUC (effective on filing), and may not be priced below the total service long-run incremental cost. Other services, such as central exchange (Centrex) features, are classified as partially competitive services, and they may be flexibly priced and may be subject to regulation (other than rate-of- return regulation) such as price floors and price ceilings, as authorized by the HPUC. Most services, including residential and business local exchange services, integrated service digital network, or ISDN, services, and directory assistance, are considered non- competitive services and are not subject to any pricing flexibility when offered on a stand-alone basis. The HPUC, however, has recently allowed us to bundle these services with some fully or partially competitive services or other services that are not within the HPUC’s jurisdiction, enabling us to charge a discounted rate for the bundle. The competitive classification of certain services and the ability to bundle the services have helped us to respond to competition, but we cannot quantify the effect.

The levels of rates charged to end-users for the provision of basic local service are generally subject to rate-of-return regulation administered by the HPUC. Local rates historically have been set at a level that will allow the recovery of embedded costs for local service. Recognized costs include an allowance for a rate-of-return on investment in plant used and useful to provide local service. Competitive forces and conditions in the HPUC order approving the 2005 Acquisition may cause us to be unable to raise our local rates in the future. Rate cases brought to the HPUC occur infrequently, typically spaced by several years, are initiated by the carrier and require the carrier to submit substantial evidence and meet a high burden of proof for rate increases. Moreover, the HPUC order approving the 2005 Acquisition forbids us from initiating a rate case with a test year earlier than 2009, unless the HPUC finds a compelling financial need to justify an earlier filing. In addition, the order restricts in some ways our ability to pay dividends and requires that we obtain HPUC approval prior to disposition of our directories business. If we seek a rate case with a test year earlier than 2009, we would be subject to certain additional conditions including the obligation of Hawaiian Telcom Holdco, Inc. to make an additional capital investment in us.

State and Federal Regulation of Long Distance Services

We are subject to certain conditions imposed by the HPUC and, to a lesser degree, by the FCC on the manner in which we conduct our long distance operations. For example, we are prohibited from joint ownership of local and long-distance telephone transmission or switching facilities. We are also required to file tariffs and submit cost studies when bundling local service with intrastate, interstate, or international long distance services. The HPUC must insure that these bundled offerings do not result in (a) our long distance business being cross-subsidized by the regulated portion of our local exchange business or (b) discrimination by our ILEC against other long distance providers.

Federal Requirements to Unbundle Network Elements

As an ILEC, we are subject to a number of access and interconnection requirements under federal law.  Generally, an ILEC must negotiate in good faith with any other carrier requesting interconnection and access to unbundled network elements (UNEs), and offer our competitors access to certain UNEs, such as local loops and inter-office transport, at regulated rates.  Under the FCC’s rules, we no longer will be required to provide access to either loop or transport UNEs once certain competitive thresholds are met in our market.  The FCC no longer requires us to provide our competitors access to switching as a UNE, nor to provide competitors access to the combination of UNEs known as the UNE Platform (or UNE-P).  The FCC also limited our obligation to unbundle fiber facilities to multiple dwelling units, such as apartment buildings, and to homes and offices deployed in “fiber-to-the-curb” and “fiber-to-the-premises” arrangements.   The FCC currently is examining its pricing standard for UNEs, and may modify other aspects of its UNE rules as market conditions change.

Interstate and Intrastate Access Charges

The rates that we can charge for interstate access are regulated by the FCC. For example, the FCC has instituted a cap on the per-minute rate we can charge for our switched access services. Monthly subscriber line charges, or SLCs, also are capped. The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met.

Our intrastate access rates are set forth in an interim tariff approved by the HPUC in 1995 and are based on our embedded costs. Although it has been the HPUC’s intention to initiate a proceeding to adopt permanent access rates based on a forward-looking cost methodology, the HPUC has not yet initiated a proceeding to do so.

Federal Framework for Intercarrier Compensation

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Communications Act. Instead, the FCC established federal rate caps per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also set caps on the total minutes of this traffic that may be subject to any compensation, barred carriers from obtaining compensation on Internet-bound traffic in markets where they previously had not received it and required that ILECs must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order. On October 18, 2004, the FCC denied a petition to discontinue the $0.0007 rate cap on this traffic, but removed the new markets bar and the cap on the total minutes of Internet-bound traffic that are subject to compensation.

More generally, the FCC has an ongoing rulemaking that could fundamentally restructure the regulatory regime for intercarrier compensation, including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local voice traffic.

The FCC also is considering whether, and under what circumstances, services that employ Internet protocol are “telecommunications services” and potentially subject to normal inter-carrier compensation rules, such as access charges, under current law.  The FCC has concluded in response to one such petition that one provider’s peer-to-peer Internet protocol service that does not use the public switched network is an interstate information service and is not subject to access charges. In response to another petition, the FCC concluded that a service that utilizes Internet protocol for only one intermediate part of a call’s transmission, but does not change the end-to-end service to the consumer, is a telecommunications service subject to access charges.  In still another decision, the FCC found that the nomadic, interconnected VoIP service offered by Vonage Holdings Corp., and similar VoIP services, were not subject to licensing by state public utilities commissions.  In a further decision, the FCC stated that providers of interconnected VoIP service to “nomadic” customers and providers of interconnected VoIP services to customers in fixed locations may be treated differently for federal regulatory purposes (in that case, the universal service contribution obligation).  The FCC also requires certain types of VoIP providers to comply with wiretap laws previously thought to apply only to telecommunications carriers.  However, the FCC has not yet definitively ruled on whether and under what circumstances interconnected VoIP service providers will be classified as “telecommunications carriers” subject to other federal (and possibly state) regulations.

Federal Regulatory Classification of Broadband Services

We provide Internet access services as an Internet service provider, or ISP. In September 2005, the FCC ruled that ILECs like ours may offer dedicated broadband Internet access service as an information service and not on a non-common carrier basis. As a result, we are no longer required to offer the underlying broadband transmission capacity on a tariffed, common carrier basis to competing ISPs, following a 12-month transition for existing wholesale customers. This decision gives us greater flexibility in how we offer and price such transmission capacity. It also puts us on more even footing with our cable competitors in the broadband market since the FCC had previously held that high-speed Internet access service delivered using cable television facilities constitutes an information service not subject to common carrier regulations, which determination was upheld by the United States Supreme Court.

Other Federal and State Regulatory Proceedings

In addition to the foregoing matters, a number of other FCC, state and judicial proceedings are currently pending or may be initiated in the future which could materially affect our business.

Currently pending before the HPUC is a proceeding, filed on October 6, 2006, concerning our service quality and performance levels and standards in relation to our wholesale and retail customers.  The HPUC, as part of its approval of the 2005 Acquisition pursuant to which Hawaiian Telcom acquired Verizon’s Hawaii assets, had called for such service quality review to take place beginning six months after the systems cutover from Verizon, which occurred April 1, 2006. The Consumer Advocate of the State of Hawaii, the Department of Defense, Time Warner Telecom of Hawaii LLP and Pacific LightNet, Inc. are parties to the proceeding.  In general, the HPUC is examining the effect that the 2005 Acquisition had on our wholesale and retail customers, including whether any audit or other remedy should be required to mitigate any negative effects.  The HPUC also is addressing whether any of the current service quality standards with which we are required to comply should be modified or eliminated and whether any new standards should be enacted, including whether a procedure should be established to impose fines for any failure to meet the service standards.  We have submitted our Statement of Position and are currently responding to interrogatories submitted by the other parties.  We cannot predict the outcome of this or other proceedings before the FCC, the HPUC or the courts.

Environmental, Health and Safety Regulations

We are subject to various environmental, health and safety laws and regulations which govern our operations and may adversely affect our costs. Some of our properties use, or may have used in the past, on-site facilities or underground storage tanks for the storage of hazardous materials that could create the potential for the release of hazardous substances or contamination of the environment. We cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance, although we have not currently identified any of our facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations.

L.  Business Transactions

Transition to Becoming a Stand-alone Provider

Our transition to becoming a stand-alone provider of telecommunications services began on May 2, 2005 and ended April 1, 2006 (“Transition Period”). The following table summarizes certain important information about our cost structure before, during and after the Transition Period.

Before Transition Period	During Transition Period	After Transition Period
• Historical cost structure, including, -Local directly incurred costs; and -Allocated Verizon costs for services provided from the mainland United States.

•  Interim cost structure for the transition period, including,

   -Local directly-incurred costs;

   -Costs of building stand-alone business; -Costs under Transition Services Agreement and Verizon Master Services Agreement; and

   -Cost for outsourced functions.

• Stand-alone cost structure, including, -Local directly incurred costs plus insourced functions; and -Costs for outsourced functions.

Verizon and its affiliates historically provided our predecessor with services that are critical to the operation of our business. During the Transition Period that ended April 1, 2006, Verizon provided us with on-going services pursuant to the terms of a Transition Services Agreement with Verizon Information Technologies Inc. (later assigned to Verizon Information Technologies LLC (“VIT”)), and a Master Services Agreement with Verizon Select Services, Inc. (“VSSI”).

Under the Transition Services Agreement, Verizon and its affiliates provided us during the Transition Period with certain services required for us to run as a stand-alone telecommunications provider, including, among other things:

•                  access to certain existing IT systems and applications;

•                  maintenance and support of certain IT applications and systems;

•                  support for our residential and business customers;

•                  accounting, payroll, accounts payable and transaction tax preparation services;

•                  customer billing operation services;

•                  network surveillance, maintenance and technical support of switches, relays, HSI and other Internet operations;

•                  call center support, systems and related services;

•                  infrastructure maintenance work for inside and outside plant engineering; and

•                  Internet operations and related support.

Pursuant to the Master Services Agreement, VSSI or its affiliates provided us during the Transition Period with certain telecommunications services on a wholesale basis for resale to our customers. These services enabled us to offer services to our customers beyond the geographic scope of our network, and included:

•                  domestic and international long distance;

•                  private line, frame relay and other data network services spanning beyond Hawaii;

•                  calling card and voice conferencing services; and

•                  toll free services.

Upon the expiration of the Transition Period on April 1, 2006, we completed our transition from Verizon, which involved (a) terminating the services from Verizon under the Transition Services Agreement and Master Services Agreement and transitioning those services to us, and (b) migrating the data used in Verizon’s Hawaii Business from Verizon’s systems to our systems. As a result, the services previously provided to us by Verizon and its affiliates are now being provided by our internal operations or third-party service providers.

Pursuant to a Master Services Agreement entered into with BearingPoint, Inc. (“BearingPoint”) in 2004, BearingPoint began building a back-office and IT infrastructure to allow us to migrate off software systems that we used prior to the 2005 Acquisition and during the Transition Period, thereby enabling us to operate as a stand-alone provider of telecommunication services. These “build services” generally consisted of integration and installation of software, databases, hardware, operating systems, and internal network systems; providing the services of the primary and back-up data centers; providing certain training; and business process definition. The new back-office and IT infrastructure was integrated with certain core operations support systems purchased from Verizon as part of the 2005 Acquisition, and provides network operations support functions and operates our billing systems, customer relationship management systems, corporate finance systems, human resource and payroll systems. Under the Master Services Agreement, BearingPoint also provided certain infrastructure management services (including management of databases, storage, application and utility servers and managed network services) and application development and maintenance services (including application planning, design, testing, implementation, and maintenance and support). BearingPoint had committed to complete the “build services” by the end of the Transition Period expiring April 1, 2006.

On the April 1, 2006 cutover date, while the major network operational systems were built and functioned without significant problems, critical systems related to back-office functions, such as customer care, order management, billing, supply chain, and other systems interfacing with our financial systems, lacked significant functionality. This led to deficiencies in billings and collections, revenue assurance, and order entry flow-through. Despite

BearingPoint’s efforts to improve the functionality of the related systems, we continued to experience many of these same issues, requiring us to incur significant incremental expenses in 2006 to retain third-party service providers to provide call center and manual processing services in order to operate our business. To help remediate deficiencies, we also engaged the services of Accenture LLP (“Accenture”), which has expertise in telecommunications back-office software systems and processes. In addition to the third-party costs, we incurred additional internal labor costs in the form of overtime pay. As a result, we engaged in discussions with BearingPoint seeking reimbursement of the aforementioned costs and compensation for damages arising from failures to deliver promised services in a timely manner.

Effective as of February 6, 2007, we reached a mutual agreement with BearingPoint that was memorialized in a Settlement Agreement and Transition Agreement.  Under the Settlement Agreement, BearingPoint paid to us on March 27, 2007 the aggregate amount of $52 million (the “Settlement Payment”) and agreed to discharge previously-submitted invoices in an aggregate amount of approximately $29.6 million and other amounts otherwise payable to BearingPoint. The total benefit to us under the settlement includes the cash Settlement Payment and a reduction in accounts payable ($38.6 million at December 31, 2006) associated with reversing amounts accrued under the Master Services Agreement. For the year ended December 31, 2006, the Company recorded a recovery contractually due under the Master Services Agreement amounting to $24.1 million. The remaining settlement consideration will be recognized in the first quarter of 2007. The Transition Agreement provides for, among other things, the transition of certain of the remaining “build services” and application management and support services to a successor provider, and contemplates a transition period ending May 2, 2007 during which BearingPoint will provide transition services at no cost to us. If necessary, we have the option to extend the period during which BearingPoint provides transition services to us for up to 60 additional days, during which time BearingPoint would be compensated at agreed-upon rates, subject to certain exceptions.

Contemporaneously with the Settlement Agreement and Transition Agreement, we entered into an Application Services Agreement with Accenture, effective as of February 5, 2007, pursuant to which Accenture agreed to perform certain of the application development and management services previously covered by the Bearing Point Master Services Agreement.  Under the Application Services Agreement, Accenture will complete the development of key customer service and business support systems in 2007 and early 2008 and provide ongoing applications management for 17 months from the effective date of the agreement.  The agreement started with a transition period, scheduled to end May 2, 2007, during which Accenture will assume responsibility from BearingPoint in stages for the completion and ongoing development of applications. Accenture also will be responsible for leading and executing a systems recovery program designed to deliver increased functionality and allow contingency cost reductions. See “—Agreements Relating to our Back-Office and Information Technology.”

The lack of full system functionality following the Transition Period substantially impacted both customer satisfaction (as evidenced by large increases in the customer call volumes at our work centers) and collection efforts in 2006.  However, our remediation and systems recovery efforts begun in 2006 are beginning to show some improvements. Functionality is improving for our critical systems related to back-office functions such as customer care, order management, and billing systems. As a result, while systems issues still exist, we are experiencing fewer collection treatment delays, physical bill delivery problems and order flow-through issues, and customer call volumes at our work centers have decreased. We continue to work to improve our system functionality.

Intellectual Property Agreements

Although the merger agreement for the 2005 Acquisition contains several provisions relating to the disposition of intellectual property assets related to our business, such as an obligation of GTE to use commercially reasonable efforts from signing of the merger agreement through May 2, 2006 to obtain for us the right to use all third-party network element software that is installed on our network elements in Hawaii, the ownership, rights, and licenses of Hawaiian Telcom in intellectual property are generally established under an Intellectual Property Agreement and a Verizon Proprietary Software License Agreement, which were entered into with GTE on May 2, 2005.

Pursuant to the Intellectual Property Agreement, we acquired certain trademarks and trade names that relate to our business, although the majority of the marks and names that were used in the business before the 2005 Acquisition were retained by Verizon and GTE, which required us to undertake a re-branding process. We also acquired (a) the copyrights to 41 specified phone books and compilation copyrights to all of the white page, yellow page and other telephone print directory products published by Verizon’s Hawaii Business for use by its customers (subject to a license back to GTE in such copyrights), (b) all customer proprietary network information (other than subscriber list information) that relates solely to customers of Verizon’s Hawaii Business, and (c) a joint ownership interest (with GTE) in the other non-technical proprietary business information relating to Verizon’s Hawaii Business.  In addition, under the Intellectual Property Agreement we are licensing from GTE all other intellectual property used in the business (other than trademarks, third-party intellectual property, and Verizon proprietary software).

Pursuant to the Verizon Proprietary Software License Agreement with GTE, we have nonexclusive, perpetual, internal-use only licenses to use certain Verizon proprietary software (including object and source code) that was used by Verizon in connection with Verizon’s Hawaii Business. The software licensed to us consists of numerous back-office systems that were used in various operations of Verizon’s Hawaii Business. The software includes, among other things, the assignment, activation and inventory system (AAIS); an automated workforce administration system (AWAS); an FTTP and HSI loop qualification system (LQP); and data exchange utility and connection engine systems (DEU/DEUCE).

Certain other Verizon software applications are licensed under other agreements with GTE and Verizon Information Technologies, Inc. For example, Verizon’s AccessGuardian software is licensed to us for a term equal to the term of the Transition Services Agreement plus two years, pursuant to a Supplemental Software License Agreement, dated May 2, 2005, between us and Verizon Information Technologies LLC, or VIT, an affiliate of Verizon. Further, Verizon’s AIN Service Logic programs are licensed to us perpetually pursuant to the Verizon Proprietary AIN Software License Agreement, entered into as of May 2, 2005.

Agreements Relating to our Directories Publishing Business

On February 4, 2005, we entered into a directory services agreement with L.M. Berry, a subsidiary of BellSouth Corporation, pursuant to which it is responsible for selling advertising in our print directories as well as for the publishing, printing and distribution of our print directories.

As set forth below, L.M. Berry’s responsibilities under the directory services agreement vary depending upon the particular directory being published.

•                  2006 through 2010 print directories. L.M. Berry is responsible for selling advertising for our print directories, and for publishing, printing and distributing our white page and yellow page directories.

•                  Customer service. L.M. Berry is providing customer service for the above directories and is responsible for billing and collections for certain advertisers.

•                  Internet web site. L.M. Berry is hosting an Internet yellow pages web site for us, and is responsible for selling advertising for such web site. L.M. Berry may sell advertising with other Internet yellow pages providers with whom L.M. Berry has a relationship.

In consideration for its services, we are paying L.M. Berry a percentage of (a) revenue actually collected from the sale of advertising for print directories; and (b) L.M. Berry’s expenses in providing the Internet services; and (c) revenue actually collected from the sale of Internet advertising. L.M. Berry will also be entitled to certain incentive compensation in connection with the 2006-2010 print directories if the annual growth in the gross revenue actually collected from the sale of advertising exceeds certain thresholds.

Our directory services agreement with L.M. Berry will remain in effect until the last print directory for the 2010 calendar year is distributed. Either party may terminate the agreement if the other party materially breaches the agreement and fails to cure such breach within 30 days. Either party may also terminate just the Internet related services if the other party breaches the Internet related services and fails to cure such breach within 30 days. In addition, we have several other termination rights, including the right to terminate if, at the end of the sales campaign for the last directory of the 2007 calendar year, the average annual growth in gross advertising revenues sold (for both print directories and Internet advertising) is less than a specified target, and for convenience upon payment of a termination fee.

Agreements Relating to our Back-Office and Information Technology

We originally engaged BearingPoint, pursuant to a Master Services Agreement effective as of August 6, 2004, to build and operate an IT solution environment, including business processes, software applications and systems (such as billing systems, corporate finance systems, human resource and payroll systems and customer relationship management systems) and hardware, that we would use to operate our business.

Effective as of February 6, 2007, we entered into a Settlement Agreement with BearingPoint to resolve a dispute relating to reimbursement of costs to temporarily obtain additional resources to assist with processing transactions and compensation for damages arising from failures to deliver promised services in a timely manner. As a result of payment of the Settlement Payment on March 27, 2007, the Master Services Agreement was terminated.  In addition to a Settlement Payment to us in the aggregate amount of $52 million and discharge of previously-submitted invoices in an aggregate amount of approximately $29.6 million, the settlement provides for mutual releases of BearingPoint and the Company from all liability in connection with acts or omissions prior to the date of the Settlement Payment, other than certain customary indemnity obligations for any third-party claims for intellectual property infringement.

Contemporaneously with the Settlement Agreement, we entered into a Transition Agreement with BearingPoint that provides for, among other things, the transfer of the services called for by the Master Services Agreement to a successor provider.  The Transition Agreement also will govern all future liability matters between the Company and BearingPoint (other than for those claims reserved in the Settlement Agreement).  The Transition Agreement includes a transition period ending May 2, 2007 during which BearingPoint is providing transition services at no charge to us.  If necessary, we have the option to extend the period during which BearingPoint provides services under the Transition Agreement for up to 60 additional days, during which time BearingPoint would be compensated at agreed-upon rates, subject to certain exceptions.

In addition, we entered into an Application Services Agreement with Accenture effective as of February 5, 2007, pursuant to which Accenture will complete the development of key customer service and business support systems. The initial focus of this agreement is on critical, high-volume systems functionality.  Under the Application Services Agreement, we have agreed to pay up to $27.1 million for certain development services in 2007 and early 2008 and $18.6 million for certain application management services over 17 months beginning on the effective date of the agreement, for a total contract value of up to $45.7 million.

Agreement Relating to Procurement and Logistics

On December 10, 2004, we entered into a supply chain services agreement with Sprint North Supply Company, now known as Embarq Logistics, a division of Embarq Corporation (Embarq), pursuant to which Embarq provides us with a variety of telecommunications products and handles the logistics with respect to such products, including procurement, shipping, warranty returns, and related services (e.g., testing). On May 2, 2005, these services replaced the procurement and logistic services that had been provided by Verizon.

We have the ability to purchase a significant portion of our telecommunications equipment from Embarq under the agreement. The agreement is non-exclusive and has no minimum purchase requirements. The agreement also contains benchmarking and most-favored-customer provisions that enable us to receive pricing that is roughly equivalent to prices generally available to similarly situated customers in the telecommunications industry. The term of the agreement is five years from December 10, 2004. We may terminate the agreement for convenience at any time upon 90 days notice to Embarq.

Agreements Relating to our Wireless Business

Sprint Wireless Agreement

We entered into a Private Label PCS Services Agreement with Sprint Spectrum, L.P., a subsidiary of The Sprint Corporation, effective as of January 11, 2005, by which we purchase wireless telephone and data services from Sprint and resell those services to our own end users under the Hawaiian Telcom® brand name. This agreement allows us to buy airtime from Sprint at wholesale rates that decline with volume and requires us to meet certain minimum line and usage volumes. The agreement has a term of five years and is renewable for additional two-year terms after the initial period.

Other Agreements

We have contracts with other parties that provide the equipment and other services that are necessary to our wireless business. Our mobile virtual network enabler, or MVNE, Agreement with Mobile Technology Services is the contract by which we obtain various back-office services, such as billing, customer activation and inventory management for our wireless business. Pursuant to the MVNE Agreement, we pay a flat monthly fee, plus additional per-customer or per-transaction fees for many of the services performed. The MVNE Agreement is a month-to-month agreement. Our Agreement to Provide Products and Logistical Services with Brightstar US, Inc. (the “Brightstar Agreement”) allows us to buy handsets and related equipment at prices that are unique to each such piece of equipment. The Brightstar Agreement has a three year term.

Item 1A. Risk Factors

You should carefully consider the risks described below as well as the other information contained in this annual report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Relating to our Business

Our business faces a variety of financial, operating and market risks, including the following:

Our lack of critical back-office systems and IT infrastructure has negatively impacted our ability to operate as a stand-alone provider of telecommunication services, which has had an adverse effect on our business and results of operations.

To facilitate our transition to a stand-alone telecommunications provider following the 2005 Acquisition, we engaged BearingPoint to build and operate a back-office and IT infrastructure, including critical business processes, software applications, (such as billing systems, corporate finance systems, human resources and payroll systems and customer relationship management systems) and hardware.  This back-office and IT infrastructure was necessary to enable us to migrate off software systems provided by Verizon and used to operate our business prior to the 2005 Acquisition.

Pursuant to the terms of a Master Services Agreement, BearingPoint committed to complete the majority of the “build services” by February 1, 2006, which transition period subsequently was extended to February 4, 2006.  In December 2005, to accommodate BearingPoint’s need for additional time to build the back-office and IT infrastructure, we extended the Transition Services Agreement with Verizon for an additional two-month period through March 31, 2006. On April 1, 2006, we ceased receiving services from Verizon under the Transition Services Agreement and the Verizon Master Services Agreement and stopped making payments to Verizon under those agreements.

While the major network operational systems were built and functioned without significant problems at and after the April 1, 2006 cutover date, critical systems related to back-office functions such as customer care, order management, billing and financial reporting systems lacked, and continue to lack, significant functionality.  In particular, lack of systems functionality has led to customer care, order management, and billing systems issues, which substantially impacted both customer satisfaction (as evidenced in part though a large increase in the customer call volume at our work centers) and collection efforts.

Despite BearingPoint’s efforts to improve the functionality of the related systems, we continued to experience many of these same issues.  As a result, effective as of February 6, 2007, the parties entered into a Settlement Agreement that provided, among other things, for the termination of the Master Services Agreement upon payment to us of the settlement payment provided for therein (which amount was paid on March 27, 2007), as well as a Transition Agreement that provided for, among other things, the transfer of the services previously provided under the Master Services Agreement to a successor provider. Contemporaneously, we entered into an Application Services Agreement with Accenture, effective as of February 5, 2007, pursuant to which Accenture agreed to perform certain of the application development and management services previously covered by the Master Services Agreement.

It also has been necessary for us to incur significant incremental expenses to retain third-party service providers to provide call center services and other manual processing services in order to operate our business.  In addition to the costs of third-party service providers, we also incurred additional internal labor costs, in the form of diversion from other efforts as well as overtime pay. We expect to continue to incur significant incremental costs in the future, although the amounts of such costs should decline over time if and as our systems functionality improves.

In addition to the significant expenses we have incurred, because we do not have fully functional back-office and IT systems, we have been unable to fully implement our business strategy and effectively compete in the marketplace, which has had an adverse effect on our business and results of operations.  In addition, our senior management has been required to spend substantial time on developing interim solutions to these systems and infrastructure problems and on transitioning from BearingPoint to Accenture.

While we are continuing to work to achieve full functionality of our systems and we have seen improvement, there is no certainty that these activities will be successful or when we will achieve full functionality.  Until we are able to achieve this level of functionality, our lack of critical back-office and IT infrastructure will negatively impact our ability to operate as a stand-alone provider of telecommunication services, and will have an adverse effect on our business and operations.

We have had a material weakness in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements and cause investors to lose confidence in our reported financial information.

Our senior management has determined that on December 31, 2006 a material weakness in the Company’s internal control over financial reporting existed as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2 that may have affected our financial statements through December 31, 2006.  The material weakness related to significant weaknesses in several information technology system and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data after our March 31, 2006 transition to a stand-alone provider of telecommunication services.

We cannot provide assurance that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in errors in our financial statements that could give rise to a restatement of financial statements, cause us to fail to meet our reporting obligations, which may result in defaults under our senior credit facilities, and cause investors to lose confidence in our reported financial information.

We have limited experience operating as a stand-alone provider of telecommunications services.

We have limited experience operating as a stand-alone provider of telecommunications services. The increased costs and lack of flexibility associated with operating as a stand-alone provider of telecommunication services could negatively impact our financial results and ability to maintain compliance with the covenant requirements of our debt agreements.

We have made and expect to continue to make a significant amount of capital expenditures and to incur significant transition related expenses in connection with our transition to a stand-alone provider of telecommunications services.  We intend to fund a portion of such capital expenditures and expenses with our revolving credit facility.

In connection with our transition to a stand-alone telecommunications provider, we have made and expect to continue to make a significant amount of capital expenditures and incur significant transition related expenses to, among other things, build new IT systems and to enhance the functionality of our existing systems. We intend to fund a portion of these capital expenditures and expenses with funds available to us under our revolving credit facility. As of December 31, 2006, we had approximately $160.0 million drawn under our revolving credit facility and approximately $39.8 million available for borrowing, subject to covenant restrictions.  If the amount of capital expenditures and transition related expenses exceeds those that are contemplated by our current business plan, our revolving credit facility may be insufficient to fund such capital expenditures and expenses and to provide us with the liquidity that we would otherwise require.  The availability of funds under our revolving credit facility will be conditioned upon, among other things, our continued compliance with the covenants in our credit agreement.  If we fail to meet those conditions and are unable to draw funds under our revolving credit facility, we will be unable to execute on our business plan.

We rely on several material agreements to operate our business. The loss of any of these agreements, or the failure of any third party to perform under any of these agreements, could have a material adverse effect on our business.

Since May 2005, several critical services historically provided by Verizon and its affiliates are currently being provided by third-party service providers. We have entered into agreements with BearingPoint, Accenture, L.M. Berry, and certain of their affiliates for the provision of, among other things, critical printing, billing, accounting, and IT services. In addition, we have an agreement with The Sprint Corporation to provide Internet transit, long distance, and private line services. We have also entered into a MVNO agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint’s nationwide personal communications service wireless network, under the Hawaiian Telcom® brand name.

The expiration or termination of any of our material agreements by third-party service providers could have a material adverse effect on our business. Upon expiration or termination of any of these agreements, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, favorable to us.

The failure of any of our third-party service providers to satisfy its obligations under its agreement with us could have a material adverse effect on our business.  We are relying on BearingPoint to provide transition services during the transition period provided under the Transition Agreement and to transfer certain of the services previously provided under the Master Services Agreement to Accenture.  As a result of several problems in connection with material weaknesses in BearingPoint’s financial reporting leading to (i) a delay in the preparation of its financial statements and the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), (ii) an SEC investigation regarding its internal control deficiencies, (iii) class action lawsuits for violations of the antifraud provisions of the Securities Exchange Act, and (iv) shareholder derivative lawsuits against its directors for alleged violations of their fiduciary duties, BearingPoint’s financial condition may make it more difficult for it to provide effectively the transition services. If BearingPoint is unable to do so, our business operations may suffer.  We expect the magnitude of this risk to diminish as we complete the transfer of the services currently provided by BearingPoint to Accenture.

Additionally, if any of our third-party service providers seeks U.S. bankruptcy law protection, our agreements with such service provider, and such service provider’s ability to provide the services under its agreements with us, could be adversely impacted. For example, in bankruptcy proceedings, the third-party service provider, or a bankruptcy trustee acting on its behalf, could seek to reject our agreements with it as “executory” contracts under U.S. bankruptcy law. If the bankruptcy court were to hold that any such contracts are executory, the third-party service provider would be able to avoid its obligations under such contracts, and we would have a claim for damages against the bankruptcy estate, which may or may not be paid in the bankruptcy proceeding.

Our business is subject to extensive governmental regulation. Applicable legislation and regulations and changes to them could adversely affect our business.

We operate in a heavily regulated industry, and most of our revenues come from the provision of services regulated by the Federal Communications Commission (“FCC”) and the Public Utilities Commission of the State of Hawaii (“HPUC”). Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed by federal or state legislative initiative, judicial review or regulatory agencies at any time. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes would have on us.

There are a number of FCC policies under review that could have a significant impact on us. For example, FCC policies with regard to the provisioning of local exchange carrier interconnection are in the process of being clarified or revised. Changes to inter-carrier compensation that could impact our access revenues are also possible. Changes in FCC policies may increase our obligations and/or reduce our revenue. Further, most FCC telecommunications decisions are subject to judicial review. The uncertainty created by these pending FCC proceedings and related litigation make it difficult to predict the impact on us.

In addition, state government regulation also is a source of business uncertainty. In response to competitors’ requests, the HPUC may initiate a proceeding to re-evaluate performance measures and to evaluate whether performance incentives applicable to our provision of services to competitors should be adopted. The HPUC also has deferred several matters from earlier telecommunications proceedings, which could be initiated in the future. These matters involve, among other things, rate rebalancing. We cannot predict whether state proceedings will be initiated or the possible outcome of such proceedings at this time.

A reduction by the HPUC or the FCC of the rates we charge our customers would reduce our revenues and could reduce our earnings.

The rates we charge our local telephone customers are based, in part, on a rate-of-return authorized by the HPUC on capital invested in our network. These authorized rates, as well as allowable investment and expenses, are subject to review and change by the HPUC at any time. If the HPUC orders us to reduce our rates, our revenues would be reduced and our earnings also could be reduced absent corresponding reductions in costs or growth in services.

We cannot assure you that our rates will remain at their current levels. In connection with the HPUC proceeding involving the 2005 Acquisition, we agreed with the Division of Consumer Advocacy that we would not initiate a rate case with a test year earlier than 2009, unless the HPUC found a compelling financial need to justify an earlier filing. If we seek a rate case with a test year earlier than 2009, we would be subject to certain additional conditions including the obligation of Hawaiian Telcom Holdco, Inc. to make an additional capital investment in the Company. In addition, the HPUC order received in connection with the 2005 Acquisition places conditions upon the imputation of revenues related to any future sale or encumbrance of our directories business. Such conditions may adversely affect our ability to obtain rate increases in the future. Our local exchange service competitors also may gain a competitive advantage based on rules which favor competitors. For example, competitors have the ability to resell our services at rates set by the HPUC and are not subject to the level of regulatory scrutiny generally faced by us. Additionally, as a result of the state regulators permitting our competitors to intervene in rate-setting proceedings, there is a potential that such competitors could obtain business sensitive information about us during such proceedings.

The FCC approves tariffs for interstate access and subscriber line charges, both of which are components of our network access revenue. The FCC is currently considering proposals to reduce interstate access charges for carriers like us, and may require us to recover the foregone revenue from our end users. If the FCC lowers interstate access charges, we may be required to recover more revenue through subscriber line charges or forego this revenue altogether. This could reduce our revenue or impair our competitive position.

The telecommunications industry is increasingly competitive, and we may have difficulty competing effectively.

All sectors of the telecommunications industry are competitive. Competition in the markets in which we operate could:

•                  reduce our customer base;

•                  require us to lower rates and other prices in order to compete; or

•                  require us to increase marketing expenditures and the use of discounting and promotional campaigns.

Any of these factors could adversely affect our business.

Wireline Services. As the ILEC, we face competition mainly from resellers, local providers who lease UNEs from us, and, to a lesser degree, from facilities-based providers of local telephone services.

We have historically faced access line losses as a result of competition and substitution of traditional wireline services with wireless services. Access line losses have been faced by the industry as a whole, and we cannot assure you that access line losses will not continue in the future. In particular, the increasing penetration of HSI and the introduction of Voice over Internet Protocol, or VoIP, could lead to further primary and second access line losses.

Interconnection duties are governed, in part, by telecommunications rules and regulations related to the UNEs that must be provided. These rules and regulations remain subject to ongoing modifications. Our business is subject to extensive governmental regulation. Applicable legislation and regulations and changes to them could adversely affect our business. In addition, while cellular wireless services have historically complemented traditional local exchange and long distance services, existing and emerging wireless and Internet protocol, or IP, technologies are increasingly competitive with local exchange and, particularly, long distance services in some or all of our service areas.

Internet Services. We expect that the Internet access services business will continue to be highly competitive due to the absence of significant barriers to entry. We currently compete with a number of established online services companies, inter-exchange carriers and cable companies. Competition is particularly intense for broadband services.

Wireless Services. We are a relatively new entrant in the wireless telecommunications services business. We provide this service by use of a MVNO model in which we resell another carrier’s facilities-based wireless services under the Hawaiian Telcom® brand name. The market in Hawaii for wireless telecommunications services is subject to intense competition. In addition, our wireless business may be less profitable than the wireless businesses of other telecommunications companies due to our use of a MVNO model.

In addition, the significant expenses we have incurred because we do not have fully functional back-office and IT systems have prevented us from fully implementing our business strategy and effectively competing in the marketplace.  For example, we are still working on assuring our back-office can support all forms of service bundles.

If we do not adapt to technological changes in the telecommunications industry, we could lose customers or market share.

The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, profitability or industry. Technological developments may reduce the competitiveness of our network and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming to implement. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and sell new services to our existing customers. An element of our business strategy is to deliver enhanced and ancillary services to customers. The successful delivery of new services is uncertain and dependent on many factors, and we may not generate anticipated revenues from such services.

The successful operation and growth of our businesses are dependent on economic conditions in Hawaii.

Substantially all of our customers and operations are located in Hawaii. Because of our geographical position, the successful operation and growth of our businesses is dependent on economic conditions in Hawaii. The Hawaii economy, in turn, is dependent upon many factors, including:

•                  the level of government and military spending;

•                  the development of the local financial services industry;

•                  the strength of the Hawaii tourism industry;

•                  the continued growth in services industries; and

•                  the absence of hurricanes or terrorism incidents.

The customer base for telecommunications services in Hawaii is small and geographically concentrated. In 2006, the population of Hawaii was approximately 1.28 million, approximately 71% of whom live in the island of Oahu. Any adverse development affecting Oahu or Hawaii generally could substantially impact our ability to do business there.

In addition, the relatively low unemployment rate in Hawaii could make it more difficult for us to retain and find qualified personnel needed to operate as a stand-alone provider of telecommunications services. Labor shortages or increased labor costs could have a material adverse effect on our operations and we cannot assure you that we will be able to continue to hire and retain a sufficient labor force of qualified persons.

Our business could suffer if we are unsuccessful in negotiating a new collective bargaining agreement. As of March 15, 2007, 61.5% of our workforce was represented by IBEW Local 1357. On March 26, 2007, we announced a tentative agreement with IBEW Local 1357 to extend the current collective bargaining agreement, which had been set to expire on September 1, 2007, to August 31, 2008. The tentative agreement is subject to ratification by union members and approval by the Company’s Board of Directors. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating a new collective bargaining agreement, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations or relations will not result in the disruption of our operations.

We depend on key members of our executive management team.

Our future success as a stand-alone telecommunications provider will be highly dependent upon members of our executive management team. Although certain of these members are subject to employment agreements and participate in the various incentive plans, such employment agreements may be terminated and the loss of the services of any such individuals or other key personnel could have a material adverse effect upon our future success as a stand-alone telecommunications provider. We do not maintain any “key person” insurance on any of our personnel.

We are controlled by Carlyle, whose interests may not be aligned with those of our note holders.

A holding company controlled by Carlyle and its affiliates currently owns substantially all of our fully diluted equity and, therefore, Carlyle has the power to control our affairs and policies. It also controls the election of directors, the appointment of management, the entering into mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt and applicable HPUC requirements, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions.

The interests of Carlyle and its affiliates could conflict with the interests of the holders of our notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle, as equity holders, might conflict with the interests of our note holders. Carlyle and its affiliates also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of notes. Additionally, Carlyle and its affiliates are in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.

Our substantial indebtedness could adversely affect our financial condition.

We now have and will continue to have a significant amount of indebtedness. As of December 31, 2006, we had total outstanding indebtedness of $1,407.0 million and additional available borrowings of $39.8 million under our revolving credit facility, subject to covenant restrictions. Our total outstanding indebtedness consisted of $500.0 million of outstanding notes, $160.0 million of secured indebtedness under our revolving credit facility, and $747.0 million of secured indebtedness under our senior credit facilities.

This level of indebtedness could:

•                  make it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  limit our ability to borrow additional funds.

In addition, the indentures governing our notes and the agreement governing our senior credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial financial leverage.

Although covenants under our senior credit facilities and the indentures governing our notes limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness, the terms of our senior credit facilities and the indentures permit us and our guarantors to borrow significant additional indebtedness, including secured indebtedness, in the future if conditions are satisfied. In addition, as of December 31, 2006, our revolving credit facility permits additional revolving borrowing, subject to covenant compliance, of up to $39.8 million subject to covenant restrictions. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and certain transition related expenses will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, and in particular, that our anticipated cost structure will be realized on schedule or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities and our notes, on commercially reasonable terms or at all.

Restrictive covenants in the indentures governing our notes and in the agreement governing our senior credit facilities may restrict our ability to pursue our business strategies, and a breach of such covenants may result in the acceleration of our long term debt maturities.

The indentures governing our notes and the agreement governing our senior credit facilities limit our ability, among other things, to:

•                  incur additional indebtedness;

•                  pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments or investments;

•                  sell assets, including capital stock of restricted subsidiaries;

•                  agree to payment restrictions affecting our restricted subsidiaries;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•                  enter into transactions with our affiliates;

•                  incur liens; and

•                  designate any of our subsidiaries as unrestricted subsidiaries.

In addition, the agreement governing our senior credit facilities includes other and more restrictive covenants and prohibit us from prepaying our other indebtedness, including the notes, while indebtedness under our senior credit facilities is outstanding. The agreement governing our senior credit facilities also requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the indentures governing the notes and the agreement governing our senior credit facilities could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreement governing our senior credit facilities. If a default occurs, the lenders under our senior credit facilities may elect to:

•                  declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; or

•                  prevent us from making payments on the notes,

either of which would result in an event of default under the notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our senior credit facilities will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our senior credit facilities and the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters, which is located in 1177 Bishop Street, Honolulu, Hawaii 96813 and consists of over 465,000 square feet of office space. We also have other properties consisting primarily of approximately 120 owned and approximately 60 leased real estate properties, including our administrative facilities and facilities for call centers, switching equipment, fiber optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers and servers used in our wireline business. See Item 1, “Business—Network Architecture and Technology.” There are no material real estate properties relating to our directories and wireless business. For purposes of Hawaii state law, we are classified as a public utility and accordingly do not pay any property taxes.

Substantially all of our assets (including those of our subsidiaries) are pledged as collateral for our senior credit facilities.

Item 3. Legal Proceedings

We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our combined financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public market for our common stock.

Stockholders

All of our common stock is held by Hawaiian Telcom Holdco, Inc. Affiliates of Carlyle control a substantial majority of the common stock of Hawaiian Telcom Holdco, Inc.

Dividends

We have not declared or paid any dividends on our common stock. Our senior secured credit facilities and the indentures governing our senior notes and senior subordinated notes limit our ability to declare or pay dividends. For more detailed information on our senior secured credit facilities and the indentures governing our notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and notes to our consolidated financial statements.

Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6:  Selected Financial Data

The comparability of our selected historical financial information has been affected by the May 2, 2005 merger of the Company with Verizon HoldCo LLC (the “Hawaii Business Acquisition”). The historical financial information includes periods prior to and subsequent to our consummation of the Hawaii Business Acquisition.  The historical Predecessor financial information set forth below, reflect expenses related to services that were provided to our Predecessor by Verizon and its affiliates.  Accordingly, we believe that the Predecessor historical financial statements are not indicative of our future performance and do not reflect what our cost structure would have been had we operated as a stand-alone telecommunications provider during the periods presented.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related notes thereto included elsewhere in this annual report.

Selected Financial Data (dollars in thousands)

	Predecessor				Company
					Period from
				Period from	May 21 to
	Year Ended December 31,			January 1 to	December	Year Ended December 31,
	2002	2003	2004	May 1, 2005	31, 2004	2005	2006

Statement of operations data:
Revenues (1)	$635,400	$612,300	$595,600	$200,700	$—	$337,417	$570,168
Depreciation and amortization (2)	107,900	109,400	114,800	39,600	—	107,753	172,732
Operating income (loss) (3)	113,300	59,200	90,900	35,900	(17,373)	(93,272)	(23,212)
Interest expense	37,400	33,700	36,800	11,700	—	79,208	115,770
Provision for income tax	27,800	8,800	20,500	8,700	—	4,100	6,082
Cumulative effect of change in accounting principle (4)	—	47,200	—	—	—	—	—
Net income (loss)	50,900	65,500	36,900	16,100	(17,373)	(175,705)	(144,637)

Statement of cash flow data — net cash provided by (used in):
Operating activities	$161,600	$125,300	$107,700	$36,200	$—	$(5,381)	$38,299
Investing activities (5)	(84,500)	(144,100)	3,300	(11,700)	—	(1,421,035)	(104,368)
Financing activities (5)	(77,100)	18,900	(110,200)	(24,000)	—	1,436,737	60,500

Balance Sheet data (as of end of period):
Cash and cash equivalents	$300	$400	$1,200	$1,700	$—	$10,321	$4,752
Property, plant and equipment, net	685,300	786,400	734,000	717,800	—	817,333	818,172
Total assets	1,510,600	1,607,700	1,489,000	1,459,800	6,734	1,756,554	1,712,164
Long-term debt	428,000	427,400	301,700	151,300	—	1,343,500	1,380,500
Stockholder’s equity (deficiency) and parent funding	380,700	419,200	410,000	685,800	(17,373)	246,197	102,039

(1)   The consolidated financial information for the Company includes the consolidated financial position, results of operations and cash flows of the Company from inception on May 21, 2004 and also includes the results of Verizon’s Hawaii Business from the May 2, 2005 acquisition date.

(2)   Depreciation and amortization for the Company reflects the depreciation of acquired property and equipment and amortization of acquired amortizable intangibles based on the fair value and useful lives as of the May 2, 2005 acquisition date.

(3)   The operating loss for the Company is, in part, due to the transition costs the Company is incurring to become a stand-alone provider of telecommunications services.

(4)   The Predecessor changed its method of accounting for directory revenues and expenses and asset retirement obligations effective January 1, 2003.

(5)   The Company’s investing and financing activities during the year ended December 31, 2005 include the Hawaii Business Acquisition.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

The following discussion and analysis covers both periods prior to and subsequent to our consummation of the Hawaii Business Acquisition.

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with Item 1A, “Risk Factors,” Item 6, “Selected Historical Financial Information” and our audited financial statements and related notes thereto included elsewhere in this annual report.

We have operated as a stand-alone company since the Hawaii Business Acquisition. We have provided a discussion and analysis of a comparison of the Company’s results for the year ended December 31, 2006 to the combined results of the Company and our Predecessor for the year ended December 31, 2005.  In addition, we have provided a discussion and analysis of a comparison of the combined results of the Company and our Predecessor for the year ended December 31, 2005 compared to the historical results of our Predecessor for the year ended December 31, 2004. We believe such financial information may be important to an understanding of our future operations. The combined presentation is not in accordance with generally accepted accounting principles and the periods presented are not comparable because of the change in the historical carrying value or basis of assets and liabilities that resulted from the Hawaii Business Acquisition. Historical periods of our Predecessor do not reflect the impact the Hawaii Business Acquisition has had on us, most notably significantly increased leverage and liquidity requirements.  We have presented the combined results of operations in order to provide a more meaningful discussion of the periods presented.

Segments and Sources of Revenue

We operate in two reportable segments (Telecommunications and Publishing) based on how our Company’s chief operating decision maker makes decisions about allocating resources and assessing performance.

Telecommunications

The telecommunications segment derives revenue from the following sources:

Local Telephone Services – We receive revenue from providing local exchange telephone services. These revenues include monthly charges for basic service, local private line services and enhanced calling features such as voice mail, caller ID and 3-way calling.

Network Access Services – We receive revenue from charges established to compensate us for origination, transport and termination of calls for long distance and other interexchange carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers.

Long Distance Services – We receive revenue from providing toll, or long distance, services to our customers.

High Speed Internet and Other Internet – We receive revenue from monthly recurring charges for High Speed Internet and dial-up Internet access services.

Other Communication Services and Sales – Other services and sales include inside line care and sale and maintenance of customer premise equipment, as well as revenue from our wireless services.  We are currently incurring development costs related to our plan to provide digital television services.

Publishing

We receive revenue from the sale of advertising in printed and electronic directories in Hawaii.

Our New Cost Structure and Transition

The historical financial information of our Predecessor includes expenses directly incurred in Hawaii, as well as allocated expenses related to services that were provided from the mainland United States by Verizon and its affiliates. Calculating such allocated expenses required management of Verizon and GTE to make certain assumptions, and we were not involved in the identification or calculation of the allocated costs. The allocated expenses reflected in the historical financial information of our Predecessor may not be indicative of our expenses as a stand-alone provider of telecommunications services.

For the transition period that ended March 31, 2006, services that had historically been provided by Verizon and its affiliates were being provided by:

•                  Verizon and its affiliates (pursuant to the Transition Services Agreement and Verizon Master Services Agreement);

•                  our internal team (for such functions as human resources, marketing and legal); and

•                  third-party service providers.

For the period from April 1, 2006 to December 31, 2006, all services were provided by our personnel or third parties other than Verizon.

Results of Operations for the Year Ended December 31, 2006, the Combined Operations for the Year Ended December 31, 2005 and Predecessor Year Ended December 31, 2004

We reported a net loss of $144.6 million for the year ended December 31, 2006, $175.7 million for the year ended December 31, 2005 and $17.4 million for the period from May 21, 2004 to December 31, 2004. Our Predecessor reported net income of $16.1 million for the period from January 1, 2005 to May 1, 2005 and $36.9 million for the year ended December 31, 2004.

Items Impacting Comparability

To facilitate comparison of the Company’s consolidated operating results to those of the Predecessor, we have summarized the impact that the consummation of the Hawaii Business Acquisition had on operating results because of the application of the purchase method of accounting and the customer appreciation credit.

Predecessor publishing deferred revenue and related costs as of the date of the Hawaii Business Acquisition were not carried over to our balance sheet due to the application of purchase accounting. This resulted in the revenues and expenses being less than what our Predecessor would have generated. Similarly, deferred activation fee revenue and the related costs were not recognized in the purchase of Verizon’s Hawaii Business. The application of purchase accounting also increased depreciation and amortization as compared to what our Predecessor would have incurred, primarily related to increased intangible asset amortization.

In conjunction with the Hawaii Business Acquisition, Verizon agreed to reimburse us $12.0 million to fund a customer appreciation credit.  We recognized the reimbursement as a reduction of the purchase price of the Hawaii Business Acquisition.  The actual credits granted to customers amounted to approximately $11.3 million (this amount was recognized as a reduction of revenue during the five month period from May to September 2005).  Local telephone service customers as of the date of the Hawaii Business Acquisition received a one time credit during the fifth month after the Hawaii Business Acquisition (as agreed to with the Hawaii Public Utilities Commission or HPUC).  The remaining amount of $0.7 million was contributed in the fourth quarter of 2005 to local charitable and not-for-profit organizations to satisfy the terms of the acquisition.

The impact of purchase accounting and the HPUC credit on our statement of operations for 2006 and 2005 is as indicated in the following table (dollars in thousands). Positive amounts represent items that had the effect of increasing our reported income and negative amounts represent items that had the effect of decreasing our reported income.

	2006			2005
			Operating			Operating
	Revenues	Expenses	Loss	Revenues	Expenses	Loss
Publishing deferred revenue and costs	$(900)	$200	$(700)	$(32,600)	$6,900	$(25,700)
Wireline activation	(3,700)	3,700	—	(4,200)	4,200	—
HPUC credit	—	—	—	(11,300)	(700)	(12,000)
Depreciation and amortization	—	(45,100)	(45,100)	—	(28,700)	(28,700)
	$(4,600)	$(41,200)	$(45,800)	$(48,100)	$(18,300)	$(66,400)

Operating Revenues

The following table summarizes our volume information as of December 31, 2006, 2005 and 2004.

Volume Information

				2006 vs. 2005		2005 vs. 2004
	December 31,	December 31,	December 31,	Change		Change
	2006	2005	2004	Number	Percentage	Number	Percentage
Switched access lines
Residential	369,105	406,801	434,949	(37,696)	-9.3%	(28,148)	-6.5%
Business	228,052	233,058	247,838	(5,006)	-2.1%	(14,780)	-6.0%
Public	5,705	5,868	6,265	(163)	-2.8%	(397)	-6.3%
Total	602,862	645,727	689,052	(42,865)	-6.6%	(43,325)	-6.3%

High Speed Internet
lines - retail
Residential	74,636	69,831	67,421	4,805	6.9%	2,410	3.6%
Business	15,684	9,142	6,664	6,542	71.6%	2,478	37.2%
Total	90,320	78,973	74,085	11,347	14.4%	4,888	6.6%

Long distance lines
Residential	193,716	211,649	214,229	(17,933)	-8.5%	(2,580)	-1.2%
Business	83,601	75,551	74,192	8,050	10.7%	1,359	1.8%
Total	277,317	287,200	288,421	(9,883)	-3.4%	(1,221)	-0.4%

2006 compared to 2005

Operating Revenues (dollars in thousands)

		Combined
		Company and
	Company	Predecessor	Change
	2006	2005	Amount	Percentage

Telecommunications:
Local services	$227,301	$223,132	$4,169	1.9%
Network access services	149,630	151,491	(1,861)	-1.2%
Long distance services	39,724	40,211	(487)	-1.2%
High Speed Internet and other Internet	39,153	35,154	3,999	11.4%
Other services and sales	47,327	55,023	(7,696)	-14.0%
Total telecommunications	503,135	505,011	(1,876)	-0.4%
Publishing	67,033	33,106	33,927	102.5%

Total operating revenues	$570,168	$538,117	$32,051	6.0%

For 2006, local services revenues increased $4.2 million, or 1.9%, as compared to 2005.  The increase was related to the customer appreciation credit which reduced revenue in 2005 and changes in the level of estimated activation fee revenue which is being deferred.  In 2006, the Company adjusted its estimate of activation fee revenue resulting in the recognition of $4.2 million of additional revenue.  The increases in revenue were principally offset by declines related to losses in the volume of switched access lines.

The decline in switched access lines reflects two categories of factors:

•                  General industry trends — increased competition resulting in customers using wireless, VoIP technology and cable services instead of phone lines for voice and data. Residential “second lines” continue to be disconnected as customers switch from dial-up Internet services to DSL and cable broadband service.  And finally, CLECs focused on business customers continue to sell services to our embedded customer base.

•                  Specific impact of our systems implementation effort – our on-going effort to stabilize and migrate our systems has limited our ability to launch new products, and robustly support customer service requirements for both residential and business customers.  As our systems implementation progresses with Accenture the impact of this effort will have a significantly diminished effect on switched access line loss.

In an effort to slow the rate of line loss, we have instituted a “save-the-line” campaign and will focus efforts on bundling of services.  These efforts will include launching and promoting new products, as well as enhanced customer service capability to improve customer retention.

For 2006, network access service revenues decreased by $1.9 million, or 1.2%, as compared to 2005. The revenue decrease was caused by lower end user subscriber line and switched access charges as we served fewer switched access lines in 2006 than in 2005.

Long distance revenues decreased $0.5 million, or 1.2%, for 2006, as compared to 2005. The revenue decline was related to the reduction in switched access lines (resulting in fewer customers utilizing toll services) and competitive pressures similar to those faced with local service.  We began promoting a flat-rate long distance plan in late September 2005 and reduced the price of service in the first quarter of 2006 to increase its appeal to customers.  The flat rate plan is intended to extend the service life of existing customers who use significant amounts of long distance while attracting new long distance users from other providers.  Late in the third quarter of 2006, we began bundling local, long distance and High Speed Internet services.

High Speed Internet and other Internet revenues increased $4.0 million, or 11.4%, for 2006, as compared to 2005. The revenue increase was related to the increase in subscribers during these periods.

Other services and sales decreased $7.7 million, or 14.0%, for 2006, as compared to 2005.  These decreases were primarily related to a decline in sales and installation revenues of customer premise equipment.  In addition, most of the billing and collection agreements and related revenue maintained by the Predecessor were not retained by us.

Wireless services (included in the other services and sales revenue category) are still in the early stages. As of December 31, 2006 and 2005, we had approximately 16,600 and 6,200, respectively, of external wireless subscribers. Wireless revenue was approximately $7.0 million for 2006 compared with $1.6 million for 2005.

Publishing revenue increased by $34.0 million, or 102.5%, for 2006 compared to 2005.  The increase was caused primarily by the application of purchase accounting.  The effect of purchase accounting was to reduce revenue that would have otherwise been recognized in our operating results in 2005 subsequent to the Acquisition Date (see “Items Impacting Comparability”).

2005 compared to 2004

Operating Revenues (dollars in thousands)

	Combined
	Company and
	Predecessor	Predecessor	Change
	2005	2004	Amount	Percentage

Telecommunications:
Local services	$223,132	$253,400	$(30,268)	-11.9%
Network access services	151,491	144,600	6,891	4.8%
Long distance services	40,211	42,000	(1,789)	-4.3%
High Speed Internet and Other Internet	35,154	24,100	11,054	45.9%
Other services and sales	55,023	65,400	(10,377)	-15.9%
Total telecommunications	505,011	529,500	(24,489)	-4.6%
Publishing	33,106	66,100	(32,994)	-49.9%

Total operating revenues	$538,117	$595,600	$(57,483)	-9.7%

For 2005, combined local services revenues decreased $30.3 million, or 11.9%, as compared to 2004. Excluding the effects of purchase accounting related to deferred activation fee revenue and the HPUC credit (see “Items Impacting Comparability”), local service revenue would have been $238.6 million for the year ended December 31, 2005, a decrease of $14.7 million, or 5.8%, as compared to 2004, which was caused by a reduction in the number of switched access lines.  The decline in business switched access lines can partially be attributed to the elimination of approximately 11,000 lines resulting from the loss of UUNET as a customer during the first quarter of 2005.

For 2005, network access service revenues increased by $6.9 million, or 4.8%, as compared to 2004. The revenue growth is due, in part, to the increased number of special access services.

Long distance revenues decreased $1.8 million, or 4.3%, for 2005, as compared to 2004. The revenue decline was related to the reduction in switched access lines (resulting in fewer customers utilizing toll services) and competitive pressures similar to those faced with local service.

High Speed Internet and Other Internet revenues increased $11.1 million, or 45.9%, for 2005, as compared to 2004. The revenue increase was related to the increase in demand during those periods.

Other services and sales decreased $10.4 million, or 15.9%, for 2005, as compared to 2004. The revenue was most significantly impacted by the decline in sales and installation of customer premise equipment in the second half of 2005 compared to the same period in 2004.

Publishing revenue declined by $33.0 million, or 49.9%, for 2005 compared to 2004. The decrease was caused primarily by the application of purchase accounting.

Operating Costs and Expenses

2006 compared to 2005

We incurred significant expenses in our efforts to become a stand-alone provider of telecommunication services and certain other transition costs. The major components of such expenses incurred are summarized as follows (dollars in thousands):

	Year Ended
	December 31,
	2006	2005

Expense component of BearingPoint contract to build information technology infrastructure	$1,842	$20,808
DSL aggregation contract terminated September 2005 with transition to a more cost effective service	—	6,000
Directories’ data conversion cost	—	3,576
Verizon transition services, components estimated by management to reflect transition services net of expense recovery of $6,350 from BearingPoint to defer costs of transition services because of delay in completion	23,048	55,492
Verizon software license fee amortization	—	3,310
Financial advisory services related to the Hawaii Business Acquisition	—	5,465
Accenture transition services	8,480	—
Facilities renovation costs	2,238	—
Employee relocation costs	836	2,782
Other	9,704	18,347
Total transition to stand-alone provider	46,148	115,780
Other transition	960	—
	$47,108	$115,780

We expect that these costs will continue to decline as we complete our transition.

Our cost structure changed considerably during 2006 when compared to 2005.  The most significant area of change is related to the composition of third-party service providers utilized in our operations such as Verizon, BearingPoint, Accenture and LM Berry.

Through March 31, 2006, Verizon provided services to us under the Transition Services Agreement.  The cost of such services amounted to $29.5 million for 2006 with most of these costs incurred in the first quarter.  Costs incurred under the Transition Services Agreement amounted to $69.8 million for 2005.

We previously had an agreement with BearingPoint to build and operate our information technology infrastructure.  The costs for operating our information technology infrastructure, which are currently all expensed, amounted to $20.2 million for 2006.  BearingPoint costs for operating our information technology infrastructure were not significant for 2005.

In conjunction with the transition to us from BearingPoint for the responsibility for the build and operate of our information technology infrastructure, we began utilizing the service of Accenture late in the third quarter of 2006.  Fees to Accenture for the transition services amounted to $8.5 million.

Our agreement with LM Berry provides for them to receive a percentage of revenue for their services for sales, publishing, printing and distribution of our directories beginning in 2006.  The fees for such services in 2006 amounted to $12.3 million.

Our operating expenses are significantly impacted by not incurring expenses that were allocated by Verizon and its affiliates to our Predecessor for services performed.  Such expenses amounted to $31.6 million for the period January 1, 2005 to May 1, 2005.

The following table summarizes our costs and expenses for 2006 compared to the combined costs and expenses for 2005 (dollars in thousands):

		Combined
		Company and
	Company	Predecessor	Change
	2006	2005	Amount	Percentage

Costs of services and sales	$231,181	$226,624	$4,557	2.0%
Selling, general and administrative expenses	189,467	221,512	(32,045)	-14.5%
Depreciation and amortization	172,732	147,353	25,379	17.2%

Total	$593,380	$595,489	$(2,109)	-0.4%

Costs of services and sales increased by $4.6 million, or 2.0%, for 2006, as compared to 2005.  The increase in expense is related to changes in our cost structure discussed previously and the purchase adjustment for deferred activation costs.

Selling, general and administrative expenses decreased by $32.0 million, or 14.5%, for 2006 compared to the prior year.  The decline in selling, general and administrative expenses is primarily related to changes in cost structure discussed previously.

Depreciation and amortization increased by $25.4 million, or 17.2%, for 2006 when compared to 2005.  The increase is the result of the impact of purchase accounting associated with the recognition of amortizable intangible assets.

2005 compared to 2004

The following table summarizes our combined costs and expenses for the year ended December 31, 2005 compared to those of our Predecessor for 2004 (dollars in thousands):

	Combined
	Company and
	Predecessor	Predecessor	Change
	2005	2004	Amount	Percentage

Costs of services and sales	$226,624	$204,300	$22,324	10.9%
Selling, general and administrative expenses	221,512	185,600	35,912	19.3%
Depreciation and amortization	147,353	114,800	32,553	28.4%

Total	$595,489	$504,700	$90,789	18.0%

Costs of services and sales increased by $22.3 million, or 10.9%, for 2005, as compared to 2004. As a result of the Hawaii Business Acquisition and consistent with our plans, we are incurring increased costs related to the Transition Services Agreement with Verizon. In addition, our retirement expense is greater than those incurred by our Predecessor primarily because our Predecessor’s plans were overfunded. The increase in expense is offset, in part, by the purchase adjustment related to deferred activation costs amounting to $4.2 million for 2005.

Selling, general and administrative expenses increased by $35.9 million, or 19.3%, for 2005 compared to the prior year. The increase is primarily attributable to costs related to our transition to a stand-alone telecommunications provider.

Depreciation and amortization increased by $32.6 million, or 28.4%, for 2005 when compared to 2004. This is primarily the result of purchase accounting associated with intangible assets.

Interest Expense

Interest expense increased by $24.9 million for 2006 compared to the combined interest expense for 2005 primarily because of increased levels of debt.  Combined interest expense increased by $54.1 million for the year ended December 31, 2005 compared to that of our Predecessor for 2004. In connection with the Hawaii Business Acquisition, we incurred substantial indebtedness. The interest expense relating to this debt has and will continue to adversely affect our earnings.

Income Tax Expense

A valuation allowance has been provided at December 31, 2006 and 2005 for our deferred tax assets because of the uncertainty as to the realization of such assets. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Results of Operations for Company for the Three Months Ended December 31, 2006 and December 31, 2005

We believe it is useful to provide Company condensed financial information for the fourth quarter of 2006 in comparison to the fourth quarter of 2005. Such condensed financial information is as follows:

	Three Months Ended
	December 31,
	2006	2005

Operating revenues	$142,322	$135,638

Operating expenses:
Cost of services and sales	50,909	55,970
Selling, general and administrative	51,414	54,433
Depreciation and amortization	38,565	41,111

Total operating expenses	140,888	151,514

Operating income (loss)	1,434	(15,876)

Other income (expense):
Interest expense	(29,580)	(27,603)
Other income and expense, net	103	708

Total other income (expense)	(29,477)	(26,895)

Income (loss) before provision for income taxes	(28,043)	(42,771)

Provision for income taxes	1,839	1,500

Net income (loss)	$(29,882)	$(44,271)

We reported a net loss of $29.9 million and $44.3 million for the three months ended December 31, 2006 and for the three months ended December 31, 2005, respectively. Certain expenses were reclassified between cost of services and sales, and selling, general and administrative expenses in the fourth quarter of 2006. The condensed fourth quarter information for 2006 presented above reflects only those reclassifications applicable to activity during this quarter.

Items Impacting Comparability

To facilitate comparison of the Company’s consolidated operating results between periods, we have summarized the impact that the consummation of the Hawaii Business Acquisition had on operating results because of the application of the purchase method of accounting and the HPUC credit.  The impact of purchase accounting and the HPUC credit on our statement of operations for the three months ended December 31, 2006 and 2005 is as indicated in the following table (dollars in thousands).  Positive amounts represent items that had the effect of increasing our reported income and negative amounts represent items that had the effect of decreasing our reported income.

	Three Months Ended December 31,
	2006			2005
			Operating			Operating
	Revenues	Expenses	Loss	Revenues	Expenses	Loss

Publishing deferred revenue and costs	$—	$—	$—	$(5,100)	$1,100	$(4,000)
Wireline activation	(800)	800	—	200	(200)	—
HPUC credit	—	—	—	—	(700)	(700)
Depreciation and amortization	—	(11,200)	(11,200)	—	(10,900)	(10,900)
	$(800)	$(10,400)	$(11,200)	$(4,900)	$(10,700)	$(15,600)

Operating Revenues

The following tables summarize our volume statistics as of December 31, 2006 and September 30, 2006 and our revenue information for the three months ended December 31, 2006 in comparison to the three months ended December 31, 2005.

Volume Information

	December 31,	September 30,	Change
	2006	2006	Number	Percentage

Switched access lines
Residential	369,105	380,379	(11,274)	-3.0%
Business	228,052	229,136	(1,084)	-0.5%
Public	5,705	5,768	(63)	-1.1%
Total	602,862	615,283	(12,421)	-2.0%

High Speed Internet lines - retail
Residential	74,636	76,250	(1,614)	-2.1%
Business	15,684	16,064	(380)	-2.4%
Total	90,320	92,314	(1,994)	-2.2%

Long distance lines
Residential	193,716	199,571	(5,855)	-2.9%
Business	83,601	83,682	(81)	-0.1%
Total	277,317	283,253	(5,936)	-2.1%

Operating Revenues (dollars in thousands)

	Three Months Ended
	December 31,		Change
	2006	2005	Amount	Percentage

Telecommunications:
Local services	$55,180	$57,023	$(1,843)	-3.2%
Network access services	36,692	37,755	(1,063)	-2.8%
Long distance services	9,854	9,637	217	2.3%
High Speed Internet and Other Internet	9,200	9,249	(49)	-0.5%
Other services and sales	13,717	10,868	2,849	26.2%
Total telecommunications	124,643	124,532	111	0.1%
Publishing	17,679	11,106	6,573	59.2%

Total operating revenues	$142,322	$135,638	$6,684	4.9%

For the three months ended December 31, 2006, local services revenues decreased $1.8 million, or 3.2%, as compared to the three months ended December 31, 2005.  The decrease was caused by the decline in switched access lines.

For the three months ended December 31, 2006, network access service revenues decreased by $1.1 million, or 2.8%, as compared to the three months ended December 31, 2005.  The decrease was caused by lower end user subscriber line and switched access charges as we served fewer switched access lines in 2006 than in 2005.

Long distance revenues were relatively comparable for the three months ended December 31, 2006 and the same period in 2005.

High Speed Internet and other Internet revenues decreased $0.1 million, or 0.5%, for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  The demand for High Speed Internet services has increased from 2005 to 2006.  However, competitive rate pressures and the elimination of the billing for (and related cost) of a government surcharge has caused revenue to be relatively flat for the fourth quarter of 2006 compared to the same period in 2005.  Beginning in mid-September 2006, the Company began offering the first three months of High Speed Internet service at a significantly discounted price in an effort to compete with rate plans offered by other providers.  In addition, there was a higher level of High Speed Internet disconnects during the fourth quarter of 2006 because of delays in processing orders.

Other services and sales increased $2.8 million, or 26.2%, for the three months ended December 31, 2006 as compared to the same period in 2005.  The increase was related primarily to several large installations of customer premise equipment which occurred in the fourth quarter of 2006.

Publishing revenues increased by $6.6 million, or 59.2%, for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The increase was caused primarily by the application of purchase accounting in 2005.

Operating Costs and Expenses

We incurred significant expenses in our efforts to become a stand-alone provider of telecommunication services and certain other transition expenses.  The major components of such expenses incurred are summarized as follows (dollars in thousands):

	Three
	Months Ended
	December 31,
	2006	2005

Expense component of BearingPoint contract to build information technology infrastructure	$—	$(1,015)
Verizon transition services, components estimated by management to reflect transition services net of expense recovery from BearingPoint to defer costs of transition services because of delay in completion	—	21,472
Verizon software license fee amortization	—	1,295
Accenture transition services	6,350	—
Facilities renovation costs	167	—
Employee relocation costs	47	1,374
Other	2,351	4,279
Total transition to stand-alone provider	8,915	27,405
Other transition	960	—

	$9,875	$27,405

The following table summarizes our costs and expenses for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 (dollars in thousands):

	Three Months Ended December 31,		Change
	2006	2005	Amount	Percentage

Costs of services and sales	$50,909	$55,970	$(5,061)	-9.0%
Selling, general and administrative expenses	51,414	54,433	(3,019)	-5.5%
Depreciation and amortization	38,565	41,111	(2,546)	-6.2%

	$140,888	$151,514	$(10,626)	-7.0%

Costs of services and sales decreased by $5.1 million, or 9.0%, for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  The decrease in expense is related to changes in our cost structure similar to those discussed previously related to annual periods.

Selling, general and administrative expenses decreased by $3.0 million, or 5.5%, for the three months ended December 31, 2006 compared to the same period in the prior year.  The decrease in expense is related to changes in our cost structure similar to those discussed previously related to annual periods.

Depreciation and amortization for the three months ended December 31, 2006 decreased by $2.5 million, or 6.2%, as compared to the three months ended December 31, 2005.  The decrease was related to changes in depreciation estimates.

Interest Expense

Interest expense increased by $2.0 million for the three months ended December 31, 2006 compared to the same period in 2005.  The increase was because of the increase in interest rates on our floating rate debt as well as the overall level of Company debt.

Income Tax Expense

A valuation allowance has been provided at December 31, 2006 and 2005 for our deferred tax assets because of the uncertainty as to the realization of such assets. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

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

Our ability to service our indebtedness will depend on our ability to generate cash in the future. Given our high level of debt and related debt service requirements, we may not have significant cash available to meet any large unanticipated liquidity requirements, other than from available borrowings, if any, under our revolving credit facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business could suffer.

Cash Flows for the Year Ended December 31, 2006

Net cash provided by operations of $38.3 million for 2006 was related primarily to our net loss of $144.6 million adjusted to exclude non-cash items of $182.9 million. The most significant non-cash item during the period was depreciation and amortization expense of $172.7 million.

Cash used in investing activities was $104.4 million for the year ended December 31, 2006. Our investing activities consisted of proceeds on the sale of investments of $2.5 million and capital expenditures of $106.9 million.  Capital expenditures include $19.6 million related to our efforts to build our back-office and IT infrastructure.

Cash provided by financing activities was $60.5 million for 2006. This was related entirely to borrowing activity.

Cash Flows for the Year Ended December 31, 2005

Net cash used in operations of $5.4 million for 2005 was related primarily to our net loss of $175.7 million adjusted to exclude non-cash items of $170.3 million. The most significant non-cash item during the period was depreciation and amortization expense of $107.8 million. The net loss and related cash used in operations was caused, in part, by our significant costs of transition to a stand-alone provider of telecommunication services and by interest charges.

Cash used in investing activities was $1,421.0 million for 2005. Our investing activities consisted primarily of the Hawaii Business Acquisition for $1,323.4 million (net of cash acquired) and capital expenditures of $112.7 million. Capital expenditures include $61.5 million related to our efforts to build our back-office and IT infrastructure.

Cash provided by financing activities was $1,436.7 million for 2005. This was related primarily to $1,030.5 million from the issuance of debt, net of debt issue costs, and $428.0 million of capital contributions. The capital was funded through investment funds sponsored by Carlyle and a group of private investors.

Outstanding Debt and Financing Arrangements

As of December 31, 2006, we had outstanding $1,407.0 million in aggregate indebtedness, excluding unused commitments, with $39.8 million of additional borrowing capacity available, subject to covenant restrictions, under our revolving credit facility.  As a result of the Hawaii Business Acquisition, our liquidity requirements have been significantly increased, primarily due to increased debt service obligations.  In connection with the Hawaii Business Acquisition, we incurred $485.0 million of borrowings under our senior credit facilities and $500.0 million of indebtedness with the issuance of notes and we assumed $300.0 million of Verizon Hawaii debt.

Our senior credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility is available for general corporate purposes and comprised of loans in a total principal amount of up to $200.0 million, of which $160.0 million has been drawn and $39.8 million was available as of December 31, 2006 (subject to the covenants described below and a $0.2 million outstanding letter of credit). The term loan facilities are comprised of a Tranche A term loan facility in a total principal amount of $300.0 million and a Tranche B term loan facility in a total principal amount of $450.0 million, the proceeds of which were used to fund the Hawaii Business Acquisition.  Our total outstanding balance on our senior credit facilities amounted to $907.0 million as of December 31, 2006. Our senior credit facilities bear interest at a rate equal to the applicable margin plus, at our option, either:

•                  a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus ½ of 1%; or

•                  a Eurocurrency rate on deposits for one-, two-, three- or six-month periods (or nine- or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available).

The applicable margin on loans under our revolving credit facility and our Tranche A term loan facility are subject to change depending on our leverage ratio.

In addition to paying interest on outstanding principal amounts under our senior credit facilities, we are required to pay a commitment fee to the lenders for the unused commitments under our revolving credit facility which is payable quarterly in arrears. The commitment fee is subject to change depending on our leverage ratio.

Our senior credit facilities contain negative and affirmative covenants affecting us and our existing and future restricted subsidiaries, with certain exceptions set forth in our credit agreement. Our senior credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens; sale-leaseback transactions; debt, dividends and other restricted payments; redemptions and stock repurchases; consolidations and mergers; acquisitions; asset dispositions; investments; loans; advances; changes in line of business; changes in fiscal year; agreements with subsidiaries; transactions with affiliates; amendments to charter, by-laws and other material documents; hedging agreements; and certain prepayments of indebtedness. Our senior credit facilities also require us, and will require our existing and future restricted subsidiaries, with certain exceptions set forth in our credit agreement, to meet certain financial covenants and ratios, particularly a leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with all covenants as of December 31, 2006.

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

Our senior floating rate notes in the aggregate principal amount of $150.0 million mature on May 1, 2013 and bear interest at a rate reset and payable semi-annually at LIBOR, as defined, plus 5.50%. Our senior fixed rate notes in the aggregate principal amount of $200.0 million mature on May 1, 2013 and bear interest at a rate of 9.75% per year. Our senior subordinated notes in the aggregate principal amount of $150.0 million will mature on May 1, 2015 and bear interest at a rate of 12.50% per year. Our senior notes are general unsecured obligations. A portion or all of our senior notes may be redeemed at various dates beginning May 1, 2007 at certain premiums based on specified terms. Our senior notes contain various covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets.

The following table sets forth our long-term debt and contractual obligations for the next several years (dollars in thousands):

						2012 and
	2007	2008	2009	2010	2011	Thereafter	Total

Debt(1):
Revolving credit facility (2)	$—	$—	$—	$—	$—	$160,000	$160,000
Term loan facility, Tranche A	22,500	45,000	45,000	75,000	90,000	22,500	300,000
Term loan facility, Tranche B	4,000	4,000	4,000	4,000	4,000	427,000	447,000
Senior notes	—	—	—	—	—	500,000	500,000
Total debt	26,500	49,000	49,000	79,000	94,000	1,109,500	1,407,000
Operating leases	3,267	2,673	2,501	2,368	2,005	7,509	20,323
Other supplier contracts (3)	11,210	10,668	2,000	2,000	167	—	26,045

Total	$40,977	$62,341	$53,501	$83,368	$96,172	$1,117,009	$1,453,368

(1)

Interest commitments on debt amount to approximately $105,000 to $123,000 for years 2007 to 2011, $141,000 cumulative for years 2012 and thereafter, and $719,000 in the aggregate.  The interest commitment was estimated based on the fixed rate where applicable or, for floating rate debt, it was based on the rate in effect at December 31, 2006.

(2)	Based on balance at December 31, 2006.
(3)	Represents payments due under long-term supplier contracts.

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

We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, our cost structure may be higher than currently anticipated.  We may need to refinance all or a portion of our indebtedness on or before maturity.  We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experience combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical, as they are both important to the portrayal of our financial statements and require significant or complex judgment on the part of management. The following is a summary of certain policies considered critical by management.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. For goodwill, a two-step impairment test is performed. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess. For indefinite-lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  Fair value is an estimate based on the present value of an expected range of future cash flows. The expected range of future cash flows is based on internal forecasts developed utilizing management’s knowledge of the business and the anticipated effects of market forces. The use of different assumptions or estimates of future cash flows could produce different impairment amounts (or none at all) for goodwill and indefinite-lived intangible assets.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangibles

We assess the recoverability of long-lived assets, including property, plant and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, if the sum of the expected cash flows, undiscounted and without interest, resulting from use of the asset is less than the carrying amount, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the assets. When determining future cash flow estimates, we consider historical operating results, as adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry specific conditions and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, including identifiable intangible assets subject to amortization.

Revenue Recognition

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. In general, fixed fees for local telephone, Internet access and certain other services are billed one month in advance and recognized the following month when earned. Revenue from other products that are not fixed fee or that exceed contracted amounts is recognized when such services are provided. Long distance revenues are generally billed in arrears and revenue recognized as service is provided.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe our process effectively addresses our exposure for doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance for doubtful accounts recognized by us.

Income Taxes

Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. To the extent we begin to generate taxable income in future years and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time.

Employee-Related Benefits

We incur certain employee-related costs associated with pensions and post-retirement health care benefits. In order to measure the expense associated with these employee-related benefits, management must make a variety of estimates, including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates and anticipated healthcare costs. The estimates used by management are based on our historical experience, as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expenses associated with these employee-related benefits. Different estimates could result in our recognizing different amounts of expense over different time periods.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2006, our floating rate obligations consisted of $160.0 million of debt outstanding under our revolving credit facility, $300.0 million of debt outstanding under our Tranche A term loan facility, $447.0 million of debt outstanding under our Tranche B term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at December 31, 2006 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $1.3 million.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations. The variable-rate debt exposes us to variability in interest payments due to changes in interest rates. Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings.

To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, in June 2005, we entered into six interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt on our term loan facilities and notes. The interest rate swap agreements have a cumulative notional amount that ranges from $451.4 million at June 30, 2005, to a high of $704.3 million at September 30, 2006, to a balance of $253.0 million at maturity on December 31, 2010. The fixed rate is 3.98% for the period from June 30, 2005 to December 30, 2006 and 4.36% from December 31, 2006 to December 31, 2010. The interest rate swaps effectively change the variable-rate cash flow exposure on our debt obligations to fixed cash flows. Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments. We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. The fair value of the swap amounted to approximately $11.6 million as of December 31, 2006. Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Hawaiian Telcom Communications, Inc. Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	57
Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005 and for the Period from May 21, 2004 (date of inception) to December 31, 2004 with Predecessor Comparative Information for the Period from January 1, 2005 to May 1, 2005 and for the Year Ended December 31, 2004	58
Consolidated Balance Sheets as of December 31, 2006 and 2005	59
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 and for the Period from May 21, 2004 (date of inception) to December 31, 2004 with Predecessor Comparative Information for the Period from January 1, 2005 to May 1, 2005 and for the Year Ended December 31, 2004	60
Consolidated Statements of Changes in Stockholder’s Equity (Deficiency) for the Years Ended December 31, 2006 and 2005 and for the Period from May 21, 2004 (date of inception) to December 31, 2004	61
Combined Statements of Changes in Parent Funding (Predecessor) for the Period from January 1, 2005 to May 1, 2005 and the Year Ended December 31, 2004	62
Notes to Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm

Stockholder and Board of Directors

Hawaiian Telcom Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholder’s equity (deficiency), and cash flows for the years then ended and for the period from May 21, 2004 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawaiian Telcom Communications, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended and for the period from May 21, 2004 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Management

Verizon Communications Inc.

We have audited the special-purpose combined statements of income (consolidated statements of operations in the accompanying financial statements), parent funding (combined statements of changes in parent funding – predecessor), and cash flows (consolidated statements of cash flows) of Verizon Communications Inc.’s (“Verizon”) Hawaii Business, a combination of Verizon Hawaii Inc. and carved-out components of Verizon Information Services, GTE.Net LLC, Bell Atlantic Communications Inc., and Verizon Select Services Inc., for the period from January 1, 2005 to May 1, 2005 and the year ended December 31, 2004. These financial statements are the responsibility of Verizon’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the internal control over financial reporting of Verizon’s Hawaii Business. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the internal control over financial reporting of Verizon’s Hawaii Business.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 2 and 3, the special-purpose combined financial statements were prepared to present the statements of income, parent funding and cash flows of Verizon’s Hawaii Business in contemplation of a potential sale. The combined financial statements include allocations of certain indirectly attributable amounts on bases determined by management of Verizon.

In our opinion, the special-purpose combined financial statements referred to above present fairly, in all material respects, the combined results of operations, changes in parent funding and cash flows of Verizon’s Hawaii Business for the period from January 1, 2005 to May 1, 2005 and the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
July 26, 2005

Hawaiian Telcom Communications, Inc.

Consolidated Statements of Operations

(Dollars in thousands)

	Company			Predecessor
			Period from
	Year Ended		May 21 to	Period from	Year Ended
	December 31,		December	January 1 to	December 31,
	2006	2005	31, 2004	May 1, 2005	2004

Operating revenues	$570,168	$337,417	$—	$200,700	$595,600

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	231,181	150,324	—	76,300	204,300
Selling, general and administrative	189,467	172,612	17,373	48,900	185,600
Depreciation and amortization	172,732	107,753	—	39,600	114,800

Total operating expenses	593,380	430,689	17,373	164,800	504,700

Operating income (loss)	(23,212)	(93,272)	(17,373)	35,900	90,900

Other income (expense):
Interest expense	(115,770)	(79,208)	—	(11,700)	(36,800)
Other income and expense, net	427	875	—	600	3,300

Total other income (expense)	(115,343)	(78,333)	—	(11,100)	(33,500)

Income (loss) before provision for income taxes	(138,555)	(171,605)	(17,373)	24,800	57,400

Provision for income taxes	6,082	4,100	—	8,700	20,500

Net income (loss)	$(144,637)	$(175,705)	$(17,373)	$16,100	$36,900

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share information)

	December 31,
	2006	2005

Assets

Current assets
Cash and cash equivalents	$4,752	$10,321
Receivables	100,370	78,940
Material and supplies	9,915	5,711
Prepaid expenses	4,894	4,364
Other current assets	7,690	6,346
Total current assets	127,621	105,682
Property, plant and equipment, net	818,172	817,333
Deferred financing and other assets	46,372	52,067
Intangible assets, net	583,220	647,199
Goodwill	136,779	134,273

Total assets	$1,712,164	$1,756,554

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$91,690	$50,387
Accrued expenses	23,941	32,572
Advance billings and customer deposits	15,540	16,006
Current maturities of long-term debt	26,500	3,000
Other current liabilities	3,764	9,306
Total current liabilities	161,435	111,271
Long-term debt	1,380,500	1,343,500
Deferred income taxes	10,300	4,100
Employee benefit obligations	50,874	44,141
Other liabilities	7,016	7,345
Total liabilities	1,610,125	1,510,357

Commitments and contingencies (Note 15)

Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	—	—
Additional paid-in capital	428,118	428,000
Accumulated other comprehensive income	11,636	11,275
Accumulated deficit	(337,715)	(193,078)
Total stockholder’s equity	102,039	246,197

Total liabilities and stockholder’s equity	$1,712,164	$1,756,554

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Company			Predecessor
			Period from
	Year Ended		May 21 to	Period from	Year Ended
	December 31,		December	January 1 to	December 31,
	2006	2005	31, 2004	May 1, 2005	2004

Cash flows from operating activities:
Net income (loss)	$(144,637)	$(175,705)	$(17,373)	$16,100	$36,900
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	172,732	107,753	—	39,600	114,800
Deferred income taxes, net	6,200	4,100	—	(11,700)	9,000
Employee retirement benefits	6,733	10,072	—	(300)	(3,500)
Provision for uncollectibles	25,563	5,827	—	1,000	3,300
Changes in operating assets and liabilities:
Receivables	(49,248)	17,470	—	10,400	1,600
Material and supplies	(4,204)	276	—	(3,300)	2,600
Other current assets	(1,876)	(8,854)	—	(400)	12,900
Accounts payable and accrued expenses	29,435	43,103	8,427	(8,800)	(53,500)
Other current liabilities	(5,743)	(13,132)	8,946	1,400	(3,000)
Other, net	3,344	3,709	—	(7,800)	(13,400)
Net cash provided by (used in) operating activities	38,299	(5,381)	—	36,200	107,700

Cash flows from investing activities:
Capital expenditures	(106,868)	(112,680)	—	(22,800)	(63,700)
Proceeds on sale of investments	2,500	15,000	—	—	31,500
Net change in note receivable	—	—	—	11,300	35,500
Purchase of Verizon’s Hawaii Business, net of cash acquired	—	(1,323,355)	—	—	—
Other	—	—	—	(200)	—
Net cash provided by (used in) investing activities	(104,368)	(1,421,035)	—	(11,700)	3,300

Cash flows from financing activities:
Issuance of common stock	—	428,000	—	—	—
Proceeds from issuance of debt	443,000	1,068,300	—	—	—
Repayment of debt	(382,500)	(21,800)	—	(283,800)	(63,800)
Net change in parent funding	—	—		259,700	(46,100)
Payment of debt issue costs	—	(37,763)	—	—	—
Other	—	—	—	100	(300)
Net cash provided by (used in) financing activities	60,500	1,436,737	—	(24,000)	(110,200)

Net change in cash and cash equivalents	(5,569)	10,321	—	500	800
Cash and cash equivalents, beginning of period	10,321	—	—	1,200	400

Cash and cash equivalents, end of period	$4,752	$10,321	$—	$1,700	$1,200

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Consolidated Statements of Changes in Stockholder’s Equity (Deficiency)

(Dollars in thousands)

				Accumulated		Total
			Additional	Other		Stockholder’s
	Common Stock		Paid—In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficiency)

Balance, May 21, 2004 (date of inception)	—	$—	$—	$—	$—	$—

Loss for the period ended December 31, 2004	—	—	—	—	(17,373)	(17,373)

Balance, December 31, 2004	—	—	—	—	(17,373)	(17,373)

Issuance of common stock	1,000	—	428,000	—	—	428,000

For the year ended ended December 31, 2005:
Net loss	—	—	—	—	(175,705)	(175,705)
Other comprehensive income - Gains on cash flow hedging derivatives	—	—	—	11,387	—	11,387
Unrealized loss on investments	—	—	—	(112)	—	(112)
Total other comprehensive income						11,275
Comprehensive loss						(164,430)

Balance, December 31, 2005	1,000	—	428,000	11,275	(193,078)	246,197

Stock based compensation	—	—	118	—	—	118

For the year ended ended December 31, 2006:
Net loss	—	—	—	—	(144,637)	(144,637)
Other comprehensive income - Gains on cash flow hedging derivatives	—	—	—	228	—	228
Unrealized gain on investments	—	—	—	133	—	133
Total other comprehensive income						361
Comprehensive loss						(144,276)

Balance, December 31, 2006	1,000	$—	$428,118	$11,636	$(337,715)	$102,039

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Combined Statements of Changes in Parent Funding - Predecessor

(Dollars in thousands)

Balance, January 1, 2004	$419,200

Net income	36,900

Net change due to parent funding, allocations and intercompany reimbursements	(46,100)

Balance, December 31, 2004	410,000

Net income	16,100

Net change due to parent funding, allocations and intercompany reimbursements	259,700

Balance, May 1, 2005	$685,800

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

1. Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii and is estimated to be one of the ten largest incumbent local exchange carriers in the United States with an integrated telecommunications network servicing approximately 603,000 switched access lines as of December 31, 2006. The Company also served approximately 277,000 long distance lines and had 90,000 High Speed Internet connections as of December 31, 2006.

The Company provides a range of voice and data communication services to residential and commercial customers. Local telephone service is provided on each island in Hawaii and intraLATA (Local Access Transport Area) toll service is provided among the islands. InterLATA toll services between Hawaii and domestic points within the United States are provided by long-distance carriers, which connect to the Company’s local facilities for call origination and termination. Business and residential customers also pay access charges to the Company to connect to the local network to obtain long-distance service. In addition, the Company provides publishing services associated with printed and electronic telephone directories published in areas served by the Company; Internet access services for customers located in Hawaii, including both High Speed Internet and remote dial-up for residential and business customers; long-distance telecommunications services for interLATA and international toll traffic originating in Hawaii; and customer premise equipment sales and services. The Company offers Hawaiian Telcom® branded wireless services to residential and commercial customers through a leased network.

The communication services the Company provides are subject to regulation by the Public Utilities Commission of the State of Hawaii (“HPUC”) with respect to intrastate rates and services and other matters. Certain agreements with the HPUC limit the amount of dividends and other distributions the Company may pay as well as place restrictions on certain transactions affecting the operations and capital structure of the Company.  The Federal Communication Commission (“FCC”) regulates rates that the Company charges long distance carriers and other end-user subscribers for interstate access services and interstate traffic.

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

Organization

With the Acquisition, the Company has two direct subsidiaries – Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. Hawaiian Telcom, Inc. operates the regulated local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses. Hawaiian Telcom Insurance Company, Incorporated is a captive insurance subsidiary of Hawaiian Telcom, Inc. and, until December 31, 2003, provided auto liability, general liability and worker’s compensation insurance to its parent. The captive subsidiary continues to settle claims related to incidents which occurred prior to January 1, 2004. The Company insures current incidents with external carriers.

2. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company

The accompanying consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and changes in stockholder’s equity (deficiency) for the periods ended December 31, 2006, 2005 and 2004 include the consolidated financial position, results of operations and cash flows from inception of the Company on May 21, 2004 and also include the results of Verizon’s Hawaii Business (defined below) from the May 2, 2005 acquisition date. The historical financial statements of the Predecessor are included in the accompanying consolidated financial statements including the combined statements of operations, parent funding and cash flows for the period from January 1, 2005 to May 1, 2005, and the year ended December 31, 2004. The Predecessor financial statements have not been adjusted to give effect to the Acquisition. Accordingly, the accompanying consolidated financial statements of the Company are not comparable to the Predecessor financial statements.

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

The Subsidiary and Parent Guarantors

Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. guarantee the senior notes and the notes payable to banks (see Note 8). Financial statements of the subsidiary guarantors have not been presented as Hawaiian Telcom Communications, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the assets of Hawaiian Telcom Insurance Company, Incorporated, which are excluded from the guarantee, are not significant.

Holdco, the Company’s parent, also is a guarantor for the notes payable to banks. Financial statements of Holdco have not been presented as it has no independent assets, liabilities or operations and the guarantees are full and unconditional and joint and several.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the results of operations, financial position, and cash flows of Hawaiian Telcom Communications, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, the earnings process is complete and collectibility is reasonably assured. The prices for most services are filed in tariffs with the regulatory body that exercises jurisdiction over the services.

Basic local service, enhanced calling features such as caller ID, special access circuits, long distance flat rate calling plans, most data services and wireless services are billed one month in advance. Revenue for these services is recognized in the month services are rendered. The portion of advance-billed services associated with services that will be delivered in a subsequent period is deferred and recorded as a liability in advance billings and customer deposits.

Amounts billed to customers for activating wireline service are deferred and recognized over the average customer relationship. The costs associated with activating such services are deferred and recognized as an operating expense over the same period. Costs in excess of revenues are recognized as expense in the period in which activation occurs.

Revenues for providing usage based services, such as per-minute long distance service and access charges billed to long distance companies for originating and terminating long distance calls on the Company’s network, are billed in arrears. Revenues for these services are estimated based on actual rated usage and, where necessary, historical usage patterns, and are recognized in the month services are rendered.

Universal Service revenues are government-sponsored support received in association with providing service in mostly rural, high-cost areas. These revenues are typically based on information provided by the Company and are calculated by the government agency responsible for administering the support program. These revenues are recognized in the period the service is provided.

Telephone equipment revenues generated from retail channels are recorded at the point of sale. Telecommunication systems and structured cabling project revenues are recognized on a percentage completion basis except for short duration projects which are recognized upon completion of the project. Maintenance services are recorded when the service is provided.

The Company recognizes publishing revenue and related expenses on a straight-line method over the twelve month period in which the corresponding directory is distributed. The Company recognizes the revenue from the sale and maintenance of customer premises equipment in the period the sale or service is rendered.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.

Receivables

The Company makes estimates of the uncollectibility of its accounts receivables by specifically analyzing accounts receivables and historic bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Material and Supplies

Material and supplies which consists mainly of cable, supplies and replacement parts, are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

Property and Depreciation

Property, plant and equipment are carried at cost. Depreciation has been calculated using the composite remaining life methodology and straight-line depreciation rates. The composite method depreciates the remaining net investment in telephone plant over remaining economic asset lives by asset category. This method requires periodic review and revision of depreciation rates. The average economic lives utilized for assets acquired from Verizon are as follows: buildings – 34 years; cable and wire – 5 to 18 years; switching and circuit equipment – 1 to 12 years; and other property – 1 to 20 years. The average economic lives for all other assets (i.e., primarily new additions) are as follows: building – 34 years; cable and wire – 11 to 37 years; switching and circuit equipment – 6 to 14 years; and other property – 5 to 17 years.

Software

The Company capitalizes the costs associated with externally acquired software for internal use. Project costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and post-implementation stage are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized software is generally amortized on a straight-line method basis over its useful life, not to exceed five years.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangibles assets are not amortized. Such assets are reviewed annually, or more frequently under various conditions, for impairment. Impairment occurs when the fair value of the asset is less than the carrying value. The Company performs its annual goodwill impairment test during the fourth quarter, primarily using a discounted cash flow methodology. Intangible assets with definite lives, including the value assigned to the customer base at the date of acquisition, are being amortized over the remaining estimated lives. For customer relationship intangibles, amortization is calculated using a declining balance method in relation to estimated retention lives of acquired customers.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets, including property, plant and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, if the sum of the expected cash flows, undiscounted and without interest, resulting from use of the asset are less than the carrying amount, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the assets. No impairment loss has been recognized to date.

Debt Issuance

Deferred financing costs are amortized over the term of the related debt issuance.

Derivative Financial Instruments

The Company accounts for all derivative financial instruments, such as interest rate swap agreements, by recognizing the derivative on the balance sheet at fair value, regardless of the purpose or intent of holding them.  In addition, for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitment through earnings or recognized in stockholder’s equity as a component of accumulated other comprehensive income until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value of expected future cash flows of the hedged item. The ineffective portion of a derivative’s change in fair value will be immediately recognized in other income or expense.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized.

Employee Benefit Plans

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

Maintenance and Repairs

The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged to expense as these costs are incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the Company amounted to $8,223 and $14,311 for the years ended December 31, 2006 and 2005, respectively, and $278 for the period from May 21, 2004 to December 31, 2004. For the Predecessor, advertising expense amounted to $400 for the period from January 1, 2005 to May 1, 2005, and $1,900 for the year ended December 31, 2004. Limited advertising expense was incurred by the Predecessor given the nationwide nature of the Verizon franchise.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the prospective method to all new awards granted, modified or settled after January 1, 2006.  The following table illustrates the effect of the net loss for the years ended December 31, 2006 and 2005 if the fair value method had been applied to all outstanding and unvested options (see Note 12):

	Year Ended December 31,
	2006	2005
Net loss, as reported	$(144,637)	$(175,705)
Add: Stock option related employee compensation expense included in net loss	118	—
Deduct: Stock-based compensation expense under the fair value based method	(1,911)	(2,834)

Pro forma net loss	$(146,430)	$(178,539)

The impact of stock based compensation was not significant for the Predecessor.

Earnings per Share

Because the Company has one shareholder, Holdco, and has no common stock trading in a public market, information on earnings (loss) per share is not meaningful and has not been presented.

Predecessor Financial Statements

Historically, financial statements had not been prepared for the Hawaii Business as it had no separate legal existence. The combined Predecessor financial statements include the accounts of Verizon Hawaii Inc. and its subsidiary, as well as printed directory, digital subscriber line, Internet access, long distance and customer premise equipment services provided to customers in the State of Hawaii.  The preparation of financial information related to the operations of VIS, VOL, VLD and VSSI in Hawaii was based on the following:

VIS: Revenues were identified using applicable billing system data. Cost of services and sales were identified based upon a combination of direct cost for Hawaii sales and information from the job order costing system. Selling, general, and administrative expenses were allocated based upon the percentage of total VIS selling, general, and administrative expenses to total VIS revenues applied to the VIS revenue component of the Hawaii Business.

VOL: Revenues were determined using applicable billing system data and average access lines in service. Cost of services and sales were allocated based on the ratio of average Hawaii VOL access lines to total VOL access lines applied to VOL operating expenses. Selling, general and administrative expenses were allocated based on the ratio of Hawaii Business revenues related to the VOL component to total VOL revenues applied to total VOL selling, general and administrative expenses.

VLD: Revenues were determined using applicable billing system data. Cost of sales and services and selling, general and administrative expenses were allocated based on the ratio of Hawaii Business revenue related to the VLD component to total VLD revenues applied to operating expenses for total VLD.

VSSI: Revenues were identified using applicable billing system data.  Cost of sales and services and selling, general and administrative expenses were allocated based on the ratio of Hawaii Business revenue related to the VSSI component to total VSSI revenues applied to operating expenses for total VSSI.

Management of Verizon believes the allocations used to determine selected amounts in the financial statements are appropriate methods to reasonably reflect the related revenues and expenses of the Hawaii Business.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which allows entities to choose to measure many financial instruments and certain other assets and liabilities at fair value.  The Company is in the process of evaluating the impact this standard will have on its financial statements.  This standard is effective for the Company’s fiscal year beginning January 1, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  Under this new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets.  The change in the funded status is to be recognized through comprehensive income the year in which the change occurs.  In addition, companies are required to obtain the measurement of defined benefit plan assets and obligations as of the date of its fiscal year-end statement of financial position.  The Company is in the process of evaluating the impact this standard will have on its financial statements.  This standard is effective for the Company as of the end of its fiscal year ending December 31, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”  The Company is in the process of assessing the impact this interpretation will have on its financial statements.  This Interpretation provides a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This Interpretation became effective for the Company on January 1, 2007.

In March 2006, the FASB’s Emerging Issues Task Force (EITF) issued Issue 06-03, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”  The Company is in the process of assessing the impact this will have on its financial statements.  Under the guidance, the entity can chose to adopt a policy of presenting sales taxes in the income statement on a gross or net basis.  The policy should be disclosed if taxes are significant.  EITF 06-03 became effective for the Company on January 1, 2007.

4. Receivables

Receivables consist of the following:

	December 31,
	2006	2005

Customers and other	$106,426	$87,098
Receivable from BearingPoint (Note 15)	24,129	—
Other receivables from Verizon	—	1,559
Allowance for doubtful accounts	(30,185)	(9,717)

Total	$100,370	$78,940

The Company grants credit to customers in the normal course of business. At December 31, 2006, the Company did not have any customer balances representing more than 10% of total receivables other than the receivable due from BearingPoint.  At December 31, 2005, the Company did not have any customer balances representing more than 10% of total receivables. During the periods ended December 31, 2006, 2005 and 2004, the Company and the Predecessor had no customers that represented more than 10% of total revenues.

The following is a summary of activity for the allowance for doubtful accounts:

			Additional
		Acquisition	Charges to	Deductions
	Beginning	and Related	Costs and	from	Ending
	Balance	Adjustments	Expenses	Allowance	Balance

Predecessor:
Year ended December 31, 2004	$14,000	$—	$3,300	$(10,300)	$7,000
Period from January 1 to May 1, 2005	7,000	—	1,000	(2,800)	5,200

Company:
Year ended December 31, 2005	—	7,854	5,827	(3,964)	9,717
Year ended December 31, 2006	9,717	2,000	25,563	(7,095)	30,185

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2006	2005

Land	$57,997	$58,000
Buildings	108,205	104,000
Central office equipment	280,596	257,128
Outside communications plant	375,366	359,455
Furniture, vehicles and other work equipment	27,453	14,614
Construction in progress	35,810	15,714
Software, including under development	85,065	67,669
Other	3,877	3,605
	974,369	880,185
Less accumulated depreciation and amortization	156,197	62,852

Total property, plant and equipment, net	$818,172	$817,333

6. Goodwill and Intangible Assets

The excess purchase price paid by the Company over its estimates of the fair values of tangible assets and liabilities of Verizon’s Hawaii Business amounted to $692,100 of identifiable intangible assets and $136,779 of goodwill.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows:

	December 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization:
Customer relationships	$561,100	$105,547	$455,553	$561,100	$43,568	$517,532
Covenant not to compete	4,000	3,333	667	4,000	1,333	2,667
	565,100	108,880	456,220	565,100	44,901	520,199
Not subject to amortization:
Franchise for street right of way	88,400	—	88,400	88,400	—	88,400
Brand name	38,600	—	38,600	38,600	—	38,600
	127,000	—	127,000	127,000	—	127,000

	$692,100	$108,880	$583,220	$692,100	$44,901	$647,199

The estimated useful lives for intangibles subject to amortization were as follows:

Weighted
Average
	Life	Life

Customer relationships	8 - 15 years	13 years
Covenant not to compete	2 years	2 years
All amortizable intangibles		13 years

The determination of useful lives for customer relationships was made based on historical and expected customer attrition rates.

Amortization expense amounted to $63,979 and $44,901 for the years ended December 31, 2006 and 2005, respectively. Estimated amortization expense for the next five years and thereafter is:

2007	$57,911
2008	52,961
2009	49,074
2010	45,539
2011	42,316
Thereafter	208,419

$456,220

7. Current Liabilities

Accrued expenses consist of the following:

	December 31,
	2006	2005

Salaries and benefits	$12,142	$13,273
Other taxes	1,496	1,738
Interest	10,303	17,561

	$23,941	$32,572

8. Long-Term Debt

Long-term debt is comprised of the following:

	Interest
	Rate at
	December	Final	December 31,
	31, 2006	Maturity	2006	2005

Notes payable to banks, revolving credit facility	7.60%	April 30, 2012	$160,000	$96,500
Notes payable to banks, Tranche A term loan	7.62%	April 30, 2012	300,000	—
Notes payable to banks, Tranche B term loan	7.62%	October 31, 2012	447,000	450,000
Existing debentures, Series A	NA	February 1, 2006	—	150,000
Existing debentures, Series B	NA	September 1, 2006	—	150,000
Senior floating rate notes	10.89%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000
			1,407,000	1,346,500
Current portion			26,500	3,000

			$1,380,500	$1,343,500

Notes Payable to Banks

The revolving credit facility has a principal balance of $200,000 which will mature on April 30, 2012. As of December 31, 2006, the available balance on the facility amounted to $39,800 (subject to covenants described below and a $200 outstanding letter of credit).

The term loan facilities are comprised of a Tranche A term loan facility in a total principal amount of $300,000 and a Tranche B term loan facility in the total principal amount of $450,000. Borrowings under the Tranche A term loan facility were used to fund the repayment of the Existing Debentures. The Tranche A term loan facility will mature on April 30, 2012 and will amortize with quarterly principal payments beginning June 30, 2007 ranging from $7,500 to $22,500. The Tranche B term loan facility will mature on October 31, 2012 and amortizes with quarterly installments amounting to $1,000. The Company is required to prepay outstanding loans with the net proceeds of certain asset dispositions and incurrences of certain debt and 50% of the excess cash flow unless a certain senior secured leverage ratio is met.

The obligations under the bank credit facilities are guaranteed by Holdco and each subsidiary with certain exceptions. In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

Borrowings under the bank credit facilities bear interest at a rate equal to the applicable margin plus, at the Company’s option, either: (i) a bank base rate determined by reference to the higher of a selected bank prime rate or the federal funds rate plus 1/2 of 1%; or (ii) a Eurocurrency rate on deposits of one-, two-, three- or six-month periods. The applicable margin on loans under the revolving credit facility and the Tranche A term loan facility are subject to change depending on leverage ratios.

A commitment fee is payable to the lenders under the revolving credit facility. The commitment fee is subject to change depending on the leverage ratio.

The bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants and ratios that include a leverage ratio, a senior secured leverage ratio, and an interest coverage ratio.

Existing Debentures

The Existing Debentures Series A matured on February 1, 2006 and the Series B matured on September 1, 2006.  The Existing Debentures were repaid using the Tranche A term loan facility.

Senior Notes

The senior floating rate notes in the aggregate principal amount of $150,000 mature on May 1, 2013 and bear interest at a rate reset and payable semi-annually at LIBOR, as defined, plus 5.50%. The senior fixed rate notes in the aggregate principal amount of $200,000 mature on May 1, 2013 and bear interest at a rate of 9.75% per year. The senior subordinated notes in the aggregate principal amount of $150,000 will mature on May 1, 2015 and bear interest at a rate of 12.50% per year. The senior notes are general unsecured obligations. A portion or all of the senior notes may be redeemed at various dates beginning May 1, 2007 at certain premiums based on specified terms. The senior notes contain various covenants that restrict among other things incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. The senior notes are guaranteed by each of the Company’s subsidiaries with certain exceptions.

In conjunction with the issuance of the senior notes in May 2005, certain underwriters provided a commitment to the Company for a bridge loan which was available if the senior notes could not be placed. The commitment expired with the issuance of the notes. At that time, the related fee of $5,250 was recognized as a component of interest expense.

Maturities

The annual requirements for principal payments on such long-term debt are as follows:

Year ended December 31,
2007	$26,500
2008	49,000
2009	49,000
2010	79,000
2011	94,000
Thereafter	1,109,500
$1,407,000

Capitalized Interest

Interest capitalized by the Company amounted to $2,775 and $2,006 during the years ended December 31, 2006 and 2005, respectively. Interest capitalized by the Predecessor amounted to $100 during the period from January 1, 2005 to May 1, 2005, and $100 for the year ended December 31, 2004.

9. Derivative Instruments and Hedging Activities

The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates.  Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To meet this objective, management entered into six interest rate swap agreements to manage fluctuations in cash flows resulting from adverse changes in interest rates on its term loans and notes. The interest rate swaps effectively change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives fluctuating interest rate payments and makes fixed rate payments, thereby creating the equivalent of fixed-rate interest payments. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging purposes and, accordingly, does not speculate using derivative financial instruments.

The interest rate swap agreements have a cumulative notional amount that ranges from $451,400 at June 30, 2005, to a high of $704,300 at September 30, 2006, to a balance of $252,975 at maturity on December 31, 2010.  The fixed rate is 3.98% for the period from June 30, 2005 to December 30, 2006 and 4.36% from December 31, 2006 to December 31, 2010.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings. During the years ended December 31, 2006 and 2005, the Company had $228 and $11,387, respectively, of unrealized gains included in other comprehensive income. The fair value of the interest rate swap of $11,615 and $11,387 is included in other assets on the consolidated balance sheet at December 31, 2006 and 2005, respectively. The estimated amount of pre tax gains included in accumulated other comprehensive income as of December 31, 2006 that is expected to be reclassified into earnings during the year ended December 31, 2007 amounted to $5,667.

10. Employee Benefit Plans

Pension and Other Postretirement Benefits

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees. The Company also sponsors a cash balance pension plan for nonunion employees.  Nonunion Company employees with 10 or more years of service with Verizon as of January 1, 2002 will, upon retirement, receive the higher of the cash balance benefit or an actuarially determined defined pension benefit.  Nonunion Company employees hired by Verizon prior to January 1, 2005 are also entitled to postretirement medical benefits.

The plans were all adopted effective May 2, 2005 with features similar to those maintained by Verizon. All individuals who became employees of the Company in connection with the Acquisition and who previously participated in the Verizon plans now participate in the Company’s plans. Employees of Verizon’s Hawaii Business who retired prior to the date of the acquisition became retirees of Verizon and, as such, receive benefits under the Verizon plans. The actuarially determined liabilities of the Verizon union pension plan amounting to approximately $200,000 attributable to individuals that became employees of the Company as of the date of the Acquisition were assumed by the Company’s union pension plan. Pension trust assets from the Verizon union pension plan in a like amount were transferred to the Company’s union pension trust.

In February 2007, the Company announced that it would freeze benefits in the cash balance pension plan for nonunion employees effective April 1, 2007.

The change in projected benefit obligation, change in plan assets, funded status and weighted average actuarial assumptions for the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
Change in projected benefit obligation:
Obligation at beginning of year	$210,727	$—	$35,315	$—
Obligation acquired	—	200,650	—	33,033
Service cost	12,158	8,062	1,598	1,251
Interest cost	11,272	7,158	1,943	1,206
Actuarial (gain) loss	(8,313)	—	(773)	(175)
Benefits paid	(31,462)	(5,143)	(431)	—
Obligation at end of year	194,382	210,727	37,652	35,315

Change in plan assets:
Fair value of plan assets at beginning of year	204,155	—	—	—
Fair value of assets transferred effective May 2, 2005	—	198,850	—	—
Actual return on plan assets	24,274	10,434	—	—
Employer contributions	1,608	14	—	—
Benefits paid	(31,462)	(5,143)	—	—
Fair value of plan assets at end of year	198,575	204,155	—	—

Funded status:
Plan assets greater than (less than) projected benefit obligation	4,193	(6,572)	(37,652)	(35,315)
Unrecognized actuarial gain	(16,467)	(2,057)	(948)	(175)

Net amount recognized (as employee benefit obligation)	$(12,274)	$(8,629)	$(38,600)	$(35,490)

Actuarial assumptions:
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	3.50% to 5.00%	3.50% to 5.00%	NA	NA

Components of Company’s benefit costs and weighted average actuarial assumptions were as follows:

	Pension Benefits		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005

Service cost	$12,158	$8,062	$1,598	$1,251
Interest cost	11,272	7,158	1,943	1,206
Expected asset return	(16,177)	(8,378)	—	—
Net periodic benefit cost	7,253	6,842	3,541	2,457
Settlement gain	(2,000)	—	—	—

Total benefit cost	$5,253	$6,842	$3,541	$2,457

Actuarial assumptions:
Discount rate	5.50%	5.50%	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%	NA	NA
Long-term rate of compensation increase	3.50% to 5.00%	3.50% to 5.00%	NA	NA
Assumed health care cost trend rate, current	NA	NA	10.00%	10.00%
Assumed health care cost trend rate, ultimate	NA	NA	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	NA	NA	2011	2010

Benefits paid during 2006 included lump sum payments resulting in deemed settlements of $30,659 and a gain on settlement of $2,000.

The measurement date for all plans was December 31, 2006 and 2005.  The attributes of the Company’s pension plans were as follows:

	December 31, 2006			December 31, 2005
	Plan Assets	Accumulated		Plan Assets	Accumulated
	in Excess of	Benefit		in Excess of	Benefit
	Accumulated	Obligation in		Accumulated	Obligation in
	Benefit	Excess of		Benefit	Excess of
	Obligation	Plan Assets	Total	Obligation	Plan Assets	Total
Accumulated benefit obligation	$145,943	$4,552	$150,495	$155,772	$1,453	$157,225
Projected benefit obligation	188,955	5,427	194,382	207,084	3,643	210,727
Fair value of plan assets	197,011	1,564	198,575	204,151	4	204,155

The expected rate of return on plan assets was based on various factors including historical experience and long-term inflation assumptions. The Company’s expected long-term rate of return on plan assets is determined using the target allocation of assets which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from a security class will not have a significant adverse impact on the entire portfolio.

The weighted average actual asset allocations and weighted average target allocation by asset category for the Company’s pension plans were as follows:

		Allocation	Allocation
	Target	at December	at December
	Allocation	31, 2006	31, 2005
Equities	61%	62%	59%
Fixed income	34%	33%	32%
Other	5%	5%	9%

	100%	100%	100%

The Company expects to contribute $2,300 to its defined benefit pension plans in 2007.

The Company projects that it will make the following benefit payments for the years ended December 31:

		Other
	Pension Plans’	Postretirement
	Benefits Paid	Benefits Paid

2007	$9,275	$606
2008	10,921	901
2009	13,232	1,232
2010	15,319	1,600
2011	17,608	1,990
2012 through 2015	117,701	14,944

	$184,056	$21,273

Assumed health care cost trend rates have a significant impact on the amounts reported for other benefits.  A one-percentage point change in the assumed health care cost trend rates would have the following annual effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest costs components	$344	$(274)
Effect on postretirement benefit obligation	3,218	(2,595)

Predecessor Pension and Other Postretirement Benefits

The structure of Verizon’s benefit plans does not provide for separate determination of certain disclosures for the Predecessor.

The components of the Predecessor’s pension benefit costs and weighted average actuarial assumptions are summarized in the following table:

	Period From	Year Ended
	January 1 to	December 31,
	May 1, 2005	2004

Net periodic benefit (income) cost	$(6,089)	$(38,900)
Settlement loss	—	19,200

Total (income) cost	$(6,089)	$(19,700)

Actuarial assumptions:
Discount rate	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%

The components of the Predecessor’s other postretirement benefit costs and weighted average actuarial assumptions are summarized in the following table:

	Period From	Year Ended
	January 1 to	December 31,
	May 1, 2005	2004

Total cost	$5,839	$16,300

Actuarial assumptions:
Discount rate	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%
Assumed health care cost trend rate, current	10.00%	10.00%
Assumed health care cost trend rate, ultimate	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	2009	2009

401(k) Plan

The Company participates in two 401(k) employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees with the Company matching employee contributions at the rate of 82% of the amount contributed up to a maximum of 6% of compensation for union employees and 100% of the amount contributed to 4% of compensation and 50% of the amount contributed between 4% to 6% of compensation for non union employees. Company contributions were $3,978 and $1,881 for the years ended December 31, 2006 and 2005, respectively. For the Predecessor, contributions amounted to $960 for the period from January 1, 2005 to May 1, 2005 and $3,200 for the year ended December 31, 2004.  The Company announced that it would freeze benefits in the cash balance pension plan effective April 1, 2007.  With this change, the Company will match non union employee contributions to the 401(k) plan at 100% up to a maximum of six 6% of compensation.

11.  Income Taxes

The components of the income tax provision are as follows:

	Company		Predecessor
	Year Ended		Period from	Year Ended
	December 31,		January 1 to	December 31,
	2006	2005	May 1, 2005	2004
Current
Federal	$—	$—	$17,200	$6,900
State and local	(118)	—	3,200	5,500
	(118)	—	20,400	12,400

Deferred
Federal	5,200	3,800	(9,000)	13,500
State and local	1,000	300	(2,000)	(1,800)
	6,200	4,100	(11,000)	11,700
Total income tax expense before investment tax credits	6,082	4,100	9,400	24,100
Investment tax credits	—	—	(700)	(3,600)

Total income tax expense	$6,082	$4,100	$8,700	$20,500

There was no tax provision for the Company for the period from May 21, 2004 to December 31, 2004.

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate of approximately 35% to income (loss) before income taxes for the following reasons:

	Company			Predecessor
			Period from
	Year Ended		May 21 to	Period from	Year Ended
	December 31,		December 31,	January 1 to	December 31,
	2006	2005	2004	May 1, 2005	2004

Expense (benefit) at federal rate	$(48,494)	$(60,100)	$(6,100)	$8,700	$20,100
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(6,872)	(5,100)	(500)	700	900
Investment credit	—	—	—	—	(900)
Other, net	(552)	300	—	—	400
Valuation allowance	62,000	69,000	6,600	(700)	—

Total income tax expense	$6,082	$4,100	$—	$8,700	$20,500

Deferred income taxes for the Company consist of the following:

	December 31,
	2006	2005
Deferred tax liabilities:
Depreciation and amortization	$44,200	$4,100
Derivative financial instruments	4,700	4,300
Other basis differences	6,400	—
	55,300	8,400

Deferred tax assets:
Net operating loss carryforward	116,600	41,700
Depreciation and amortization	34,000	16,000
Other basis differences	19,300	13,300
Non-deductible liabilities and allowances	16,900	8,500
	186,800	79,500
Valuation allowance	(141,800)	(75,200)
	45,000	4,300

Deferred tax liability, net	$10,300	$4,100

At December 31, 2006, the Company had unused tax net operating loss carryforwards of approximately $289,000 which expire through 2026.

A valuation allowance has been provided at December 31, 2006 and 2005 by the Company for the deferred tax assets because of the uncertainty of future realization of such amounts. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that the Company generates taxable income in future years and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

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

During 2006, options for an additional 4,070 shares were granted at an exercise price of $1,000 per share. The Company recognized $118 of compensation expense during the year ended December 31, 2006 related to these option grants.

Outstanding options for key employees under the Plan will vest in two segments. Subject to the optionee’s continued employment with the Company, 25% of the options granted generally will vest automatically in equal annual installments of 5% on each anniversary of the optionee’s hire and 75% will vest in full on the day immediately preceding the eighth anniversary of the grant date subject to earlier vesting if certain performance conditions are met. The performance condition component of the Plan provides that an installment equal to 5% (15% if all three targets are met) of the option will vest for each fiscal year, beginning with the year of grant and ending with the fourth year thereafter, for the following three targets, as defined in the Plan: Revenue, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and Free Cash-Flow. Options granted to independent directors exclude a performance component and vest automatically in equal annual installments on each anniversary of the grant date up to and including the anniversary in 2010.

A summary of option activity under the Plan for the years ended December 31, 2006 and 2005 is as follows:

		Weighted-	Average
		Average	Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2005	—	$—
Granted	35,532	1,000
Outstanding at December 31, 2005	35,532	1,000
Granted	4,070	1,000
Exercised	—	—
Forfeited or expired	(2,622)	1,000
Outstanding at December 31, 2006	36,980	$1,000	9.0	$—
Exercisable at December 31, 2006	7,701	$1,000	8.9	$—

A summary of the status of the Company’s nonvested shares for the years ended December 31, 2006 and 2005 is as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2005	—	$—
Granted	35,532	400
Vested	(6,338)	400
Nonvested at December 31, 2005	29,194	400
Granted	4,070	400
Vested	(6,558)	400
Forfeited	(2,622)	400
Nonvested at December 31, 2006	24,084	$400

As of December 31, 2006, there was $1,510 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan.  The cost is expected to be recognized over a weighted-average period of 6 years.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in determining the fair value for all grants (both those in November 2005, see Note 3, and those in 2006): dividend yield of 0%; expected volatility of 33%; risk-free interest rate of 4.5%; expected term to exercise of 6.5 years; and forfeiture rate of 2%. The fair value for each individual option granted during 2006 and 2005 amounted to $400.

13. Leases

The Company leases certain facilities and equipment for use in the Company’s operations under several operating agreements. Certain of the leases provide for escalation or renegotiation of rental rates, and for extension of lease terms. Total rent expense for the Company amounted to $5,293 and $3,457 for the years ended December 31, 2006 and 2005, respectively. Total rent expense for the Predecessor, including allocated charges from Verizon, amounted to $11,450 and $32,000 for the period January 1, 2005 to May 1, 2005 and for the year ended December 31, 2004, respectively.

Information on the aggregate minimum rental commitments under noncancelable operating leases is as follows:

Years ended, December 31:
2007	$3,267
2008	2,673
2009	2,501
2010	2,368
2011	2,005
Thereafter	7,509

$20,323

14. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Gain on Cash Flow Hedging of Derivatives	Unrealized Gain (Loss) on Investments	Total

January 1, 2005	$—	$—	$—
Other comprehensive income (loss) for 2005	11,387	(112)	11,275
December 31, 2005	11,387	(112)	11,275
Other comprehensive income for 2006	228	133	361
December 31, 2006	$11,615	$21	$11,636

The unrealized gain on the changes in assets and liabilities related to the Company’s interest rate swap derivatives includes a reclassification adjustment for realized net gains included in income of $6,784 and $505 for the years ended December 31, 2006 and 2005, respectively.

The unrealized loss on investments relates to activity of the insurance subsidiary.  The investments of the subsidiary are included in deferred financing and other assets and are not significant at December 31, 2006.

15. Commitments and Contingencies

BearingPoint, Accenture and Other Long-Term Fixed Supplier Commitments

The Company had previously engaged BearingPoint to build and operate an information technology solution environment including software applications and systems and hardware that the Company uses in its business.  The Company had agreed to a fixed fee for build-services and operate-services. On February 7, 2007, the Company and BearingPoint reached an agreement to settle disputes between them and to transition the work to a third party.  The settlement provides for a payment to the Company of $52,000 which was received in March 2007 as well as waiving obligations to pay all outstanding BearingPoint invoices (amounting to approximately $38,600 at December 31, 2006 including certain accrued costs) and to provide transition services to the Company at no cost.  The Company and BearingPoint will continue to work together during a transition period that will end on May 2, 2007, unless extended by the Company for up to an additional 60 days.

On February 5, 2007, the Company entered into an agreement with Accenture to complete the development and deployment of the Company’s key customer service and business support systems.  The agreement includes fixed development fees of $21,700 and operate fees of $1,100 per month through May 2008.

During the year ended December 31, 2006, the Company recorded a recovery contractually due under the BearingPoint agreement amounting to $24,129.  The remaining settlement consideration will be recognized in the first quarter of 2007.

The Company has also entered into agreements with other entities under long-term fixed contractual commitments primarily for network related services.

Annual fixed fee commitments for agreements in effect at December 31, 2006 (not subsequently terminated), amounted to the following:

Years ended, December 31:
2007	$11,210
2008	10,668
2009	2,000
2010	2,000
2011	167

$26,045

During the years ended December 31, 2006 and 2005, the Company incurred fees under the BearingPoint agreement amounting to $24,033 and $67,746, respectively.  Under the other long-term agreements, the Company incurred fees amounting to $2,660 and $1,714 for the years ended December 31, 2006 and 2005, respectively.

LM Berry

The Company has a publishing agreement with LM Berry for the Company’s directories business. The agreement provides for LM Berry to have responsibility for the sales, publishing, printing and distributions for the 2006 through 2010 directories for a percentage of revenue actually collected from the sale of advertising for print directories and Internet.  LM Berry is also providing billing and collection services for non-local exchange carrier billed customers.

Collective Bargaining Agreement

The Company has a collective bargaining agreement with the Local 1357 of the International Brotherhood of Electrical Workers. The agreement expires on September 1, 2007 and covers about 63% of the workforce.  Subject to ratification by union members and the Company’s Board of Directors, a tentative agreement was announced on March 27, 2007 to extend the term until August 31, 2008.

Litigation

The Company is involved in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company’s financial statements.

16. Transactions with Verizon

Historically, the Predecessor was allocated charges for various centralized services including network related services, and overhead and support services. Costs may have been directly assigned or allocated.

Transition Services Agreement

In conjunction with the Acquisition, the Company entered into a Transition Services Agreement with Verizon to provide information technology services, customer support, customer billing, accounting, network operations, call center, plant engineering and Internet support. The agreement was for an initial term of nine months and could be extended under certain circumstances. In December 2005, the Company arranged with Verizon to extend the agreement for a two month period through March 31, 2006. Expenses incurred under the Transition Services Agreement amounted to $29,497 and $69,824 for the years ended December 31, 2006 and 2005, respectively.

Long Distance

Also in conjunction with the Acquisition, the Company entered into an agreement with Verizon to provide long distance services. Expenses under the long distance agreement amounted to $4,917 and $7,105 for the years ended December 31, 2006 and 2005, respectively.

Predecessor

Transactions with Verizon are summarized as follows:

	Period from January 1 to May 1, 2005	Year Ended December 31, 2004

Operating revenues	$4,900	$13,600
Operating expenses	31,600	101,900
Other income and (expense), net	100	300
Interest expense	3,700	6,200
Plant, property and equipment acquisitions	—	6,300

17. Transactions with the Sponsor

In connection with the Acquisition, the Company entered into a management consulting agreement with the Sponsor. The agreement allows the Company access to the Sponsor’s expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Under the agreement, the Company will pay an annual advisory fee of $1,000 to the Sponsor.

The Company also paid the Sponsor a one-time fee of $16,000 on May 2, 2005 which was directly related to structuring the Acquisition transaction and was capitalized as part of direct acquisition costs.

18. Fair Value of Financial Instruments

The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents – The carrying amount approximates fair value because of the short maturities of these instruments.

Debt – The fair value of senior debt and existing debentures is based on quoted market values or discounted cash flows to the extent that recent quoted values are not available.

Interest rate swap – The fair value was determined by specialists based on yield curves and expectations as to future interest rates.

The estimated fair value of financial instruments is as follows:

	Carrying Value	Fair Value

Company – December 31, 2006
Financial assets -
Interest rate swap agreement	$11,615	$11,615
Financial liabilities -
Long-term debt, including current maturities	1,407,000	1,399,147

Company – December 31, 2005
Financial assets -
Interest rate swap agreement	$11,387	$11,387
Financial liabilities -
Long-term debt, including current maturities	1,346,500	1,338,475

19. Cash Flow Information

Supplemental cash flow information is as follows:

	Company			Predecessor
			Period from
	Year Ended		May 21 to	Period from	Year Ended
	December 31,		December	January 1 to	December 31,
	2006	2005	31, 2004	May 1, 2005	2004

Cash paid during the year:
Income taxes paid, net of refunds	$—	$—	$—	$4,400	$(6,100)
Interest paid, net of amounts capitalized	118,353	57,786	—	18,800	35,900

Non-cash financing activity:
Assumption of existing debentures in connection with acquisition of Verizon’s Hawaii Business	$—	$300,000	$—	$—	$—
Advance from Parent company for deferred acquisition and financing costs and software under development	—	—	6,734	—	—

20.  Segment Information

The Company has two reportable segments consisting of telecommunications services and publishing based on how the Company’s chief operating decision maker makes decisions about allocating resources and assessing performance. The telecommunications services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the telecommunications services segment provides High Speed Internet, video services (in development), long distance services, customer premise equipment distribution, data solutions and systems integration, billing and collection, logistics, pay telephone services, and wireless services. The publishing business includes the sale of advertising in printed and electronic directories in Hawaii.  The Company did not have any separate segments prior to the Acquisition.

The following tables provide operating financial information for the Company’s and Predecessor’s two reportable segments:

	Telecom- munications	Publishing	Total

Company – For the year ended and as of December 31, 2006
Operating revenues	$503,135	$67,033	$570,168
Depreciation and amortization	163,967	8,765	172,732
Net income (loss)	(170,792)	26,155	(144,637)
Capital expenditures	106,868	—	106,868
Assets	1,531,872	180,292	1,712,164

Company – For the year ended and as of December 31, 2005
Operating revenues	$326,311	$11,106	$337,417
Depreciation and amortization	101,402	6,351	107,753
Net income (loss)	(169,077)	(6,628)	(175,705)
Capital expenditures	112,680	—	112,680
Assets	1,556,820	199,734	1,756,554

Predecessor – January 1, 2005 to May 1, 2005
Operating revenues	$178,700	$22,000	$200,700
Depreciation and amortization	39,500	100	39,600
Net income	7,700	8,400	16,100
Capital expenditures	22,800	—	22,800

Predecessor – For the year ended December 31, 2004
Operating revenues	$561,400	$66,100	$627,500
Depreciation and amortization	114,700	100	114,800
Net income	11,300	25,600	36,900
Capital expenditures	63,500	200	63,700

For the Predecessor, for the year ended December 31, 2004, operating revenues for total reportable segments amounted to $627,500, intersegment eliminations amounted to $31,900 and the consolidated financial statements reflected operating revenues of $595,600.

21.       Quarterly Financial Information (Unaudited)

The Company’s quarterly operating results are presented in the following table:

	Operating Revenues	Operating Income (Loss)	Net Loss
Year Ended December 31, 2006:
First Quarter	$141,519	$(10,063)	$(38,591)
Second Quarter	144,674	(1,579)	(32,230)
Third Quarter	141,653	(13,004)	(43,934)
Fourth Quarter	142,322	1,434	(29,882)

Total	$570,168	$(23,212)	$(144,637)

Year Ended December 31, 2005:
First Quarter	$—	$(15,657)	$(15,657)
Second Quarter	81,023	(31,793)	(56,745)
Third Quarter	120,756	(29,946)	(59,032)
Fourth Quarter	135,638	(15,876)	(44,271)

Total	$337,417	$(93,272)	$(175,705)

Period from May 21 to December 31, 2004:
Second Quarter (May 21 to June 30, 2004)	$—	(425)	(425)
Third Quarter	—	(3,005)	(3,005)
Fourth Quarter	—	(13,943)	(13,943)

Total	$—	$(17,373)	$(17,373)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have disclosed to the auditors and to the Audit Committee of the Board of Directors of the Company a material weakness in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data. As previously disclosed in our Form 10-Q filed May 15, 2006, our Form 10- Q filed August 14, 2006 and our Form 10-Q filed November 14, 2006 there was a significant change in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006 that did not materially affect our internal control over financial reporting during the fiscal quarter ended March 31, 2006. However, the significant change affected our internal control over financial reporting for the fiscal periods thereafter and deficiencies in change management controls may have resulted in a change in internal control over financial reporting during the three months ended December 31, 2006. We previously disclosed in the November 14, 2006 Form 10-Q filing a significant deficiency in internal control over financial reporting and that we are still in the process of evaluating and adjusting the functionality of all new systems and making modifications and enhancements to internal control processes associated with these new systems.  Specifically, the Company began processing transactions utilizing newly implemented operating, financial and administrative information technology systems during 2006.  BearingPoint built or converted our back-office and IT infrastructure necessary to replace systems previously provided by Verizon but not all of these systems are functioning or functioning in an acceptable manner for our business. The Company has been using new processes, procedures and controls associated with these new systems for a short period of time.

A material weakness in internal control over financial reporting exists because there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented and detected.  The material weakness results from significant weaknesses in several information technology system and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data after our March 31, 2006 transition. These system deficiencies relate to (but are not limited to) the following:

•                  Accounts receivable balances/subsidiary ledger support,

•                  Billing and revenue assurance,

•                  Cash account reconciliations,

•                  Distribution of expenses and capital,

•                  Fixed assets and project costing,

•                  Management reporting,

•                  Order accuracy and system processing,

•                  Procurement (including accounts payable) and inventory valuation, and

•                  Tax and surcharge accuracy.

To help remediate deficiencies in these areas, we engaged the services of an international information technology consulting firm as a strategic partner with expertise in general computer controls and change management as well as specific expertise with information technology process controls.  In addition, we formed a stabilization project team to perform an assessment of our control environment after the March 31, 2006 transition.  FTI Consulting was hired in the third quarter of 2006 to project manage this team, which includes external resources with significant telecommunications experience.  These activities, which continue in part, are intended to facilitate improvement in the design or operation of internal controls.

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was a change in our internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006 that did materially affect our internal control over financial reporting during the fiscal periods thereafter and is reasonably likely to affect our internal control over financial reporting in the future.  Such deficiencies in change management controls have resulted in changes in internal control over financial reporting during the three months ended December 31, 2006.

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

The Verizon Transition Services Agreement, including accounting services, ended on March 31, 2006 (Hawaii Time).

Subsequently, we began processing transactions utilizing the information technology systems that BearingPoint assisted us in building, which includes with few exceptions, our operating, financial and administrative systems.  We are still in the process of evaluating and adjusting the functionality of all new systems and making modifications and enhancements in internal control processes associated with these systems.  We disclosed previously a material weakness in internal control over financial reporting because of the high number of new systems implemented after March 31, 2006 and the short duration that the Company has been using associated new processes, procedures and controls.

A material weakness in internal control over financial reporting exists because there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented and detected.  The material weakness results from significant weaknesses in several information technology system and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data after our March 31, 2006 transition. These system deficiencies relate to (but are not limited to) the following:

•                  Accounts receivable balances/subsidiary ledger support,

•                  Billing and revenue assurance,

•                  Cash account reconciliations,

•                  Distribution of expenses and capital,

•                  Fixed assets and project costing,

•                  Management reporting,

•                  Order accuracy and system processing,

•                  Procurement (including accounts payable) and inventory valuation,

•                  Tax and surcharge accuracy.

To help remediate deficiencies in these areas we engaged the services of an international information technology consulting firm as a strategic partner with expertise in general computer controls and change management as well as specific expertise with information technology process controls.  In addition, we formed a stabilization project team to perform an assessment of our environment after the March 31, 2006 transition.  FTI Consulting was hired in the third quarter of 2006 to project manage this team which includes external resources with significant telecommunications experience.   These activities, which continue in part, are intended to facilitate improvement in the design or operation of internal controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors as of the date of this annual report:

Name	Age	Position(s)
Michael S. Ruley	47	Chief Executive Officer and Director
Michael T. Brown	47	Senior Vice President, Customer Contact Centers and Wholesale Markets
Michael J. McHale, Jr.	50	Senior Vice President and Chief Marketing Officer
Daniel P. O’Brien	52	Senior Vice President and Chief Financial Officer
Alan M. Oshima	60	Senior Vice President and General Counsel
Harvey A. Plummer	56	Senior Vice President, Operations and Engineering
David A. Torline	57	Senior Vice President and Chief Information Officer
Claire K.S. Cooper	58	Vice President, Human Resources
Patrick T. Hogan	39	Vice President, Finance and Controller
Ron Montgomery	54	Vice President and General Manager, Directories
Daniel F. Akerson	58	Chairman of the Board of Directors
James A. Attwood, Jr.	48	Director
Matthew P. Boyer	41	Director
Walter A. Dods, Jr.	65	Director
Stephen C. Gray	48	Director
William E. Kennard	50	Director
Raymond A. Ranelli	59	Director

Michael S. Ruley became our Chief Executive Officer in October 2004 and Director on May 2, 2005. Mr. Ruley has more than 20 years of experience in the telecommunications and technology sectors. He was formerly the President and Chief Executive Officer of NextiraOne, a privately held North American communications solutions provider with approximately $1 billion of sales, from 2003 to 2004. Prior to NextiraOne, Mr. Ruley held numerous management positions at XO Communications, Inc. from 1998 to 2003 culminating in his role as the President of Market Sales Operations where he was responsible for sales, sales operations, sales engineering and customer care. XO Communications filed a petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in June 2002 and completed its restructuring and emerged from Chapter 11 in January 2003. Prior to XO Communications, he served in several senior capacities at Teleport Communications Group Inc. (now part of AT&T).

Michael T. Brown became our Vice President in charge of Sales Operations and Process Engineering in December 2004. Effective December 17, 2006, Mr. Brown was promoted to Senior Vice President, Customer Contact Centers and Wholesale Markets. Mr. Brown has extensive technology and telecommunications experience, which includes 16 years with various divisions of Lucent Technologies from 1986 to 2002 where he served, among other roles, as a Sales Vice President for Optical, Services and Software. He was also regional Vice President of Sales with Voxpath Networks, Inc. Prior to joining us, Mr. Brown was Vice President of Sales Operations with NextiraOne, LLC, a major reseller of Nortel and Cisco solutions, from 2003 to 2004 where he ran the daily sales operations of a 400-person North American sales team, managing services to top Fortune 500 companies.

Michael J. McHale, Jr. became our Senior Vice President and Chief Marketing Officer in September 2006.  In December 2006, his duties were expanded to include Business Sales, Customer Relations and Corporate Communications.  From 2002 to 2005, Mr. McHale was Chief Executive Officer of Telespectra, a business broadband service provider in the Southwest United States, and led a successful turnaround of the company.  Prior to that, he held senior executive positions including President and Chief Operating Officer of Telseon, a startup Metro Gigabit Ethernet provider; Chief Marketing Officer and President of National Services at XO-NextLink Communications; Vice President/General Manager and Regional Vice President at Teleport Communications; and Vice President of Marketing at MFS.  Earlier, Mr. McHale spent 14 years in various management, sales, technical and product management roles at IBM.

Daniel P. O’Brien became our Senior Vice President and Chief Financial Officer on May 9, 2005. Prior to joining us, Mr. O’Brien served as Executive Vice President and Chief Financial Officer of Global Crossing Limited from 2003 to 2005 where he led the Global Crossing financial team through intensive external audits and SEC filings and managed shareholder and creditor relations resulting in the company’s public listing with NASDAQ in 2004. From 2000 to 2003, Mr. O’Brien was the Executive Vice President and Chief Financial Officer of Genuity Corporation. Genuity, Inc. (a business unit of Genuity Corp.) filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in 2002, as part of a plan negotiated with its significant creditors. Genuity Inc.’s assets were acquired by Level 3 Communications in early 2003. Prior to Genuity, Mr. O’Brien spent 17 years in various roles at GTE Corporation. From May 1998 to June 2000, he was GTE’s Executive Vice President and Chief Financial Officer. In that capacity, Mr. O’Brien was centrally involved in the strategic evaluations and the integration and structuring activities leading to the merger of GTE and Bell Atlantic Corp., which formed Verizon. In March 2007, we announced Mr. O’Brien will be leaving us and will work to transition his duties to a successor Chief Financial Officer.

Alan M. Oshima became our Senior Vice President and General Counsel in February 2005. Mr. Oshima, a founding partner in the Honolulu law firm, Oshima Chun Fong & Chung, LLP, has extensive regulatory and legal experience in Hawaii and served as lead counsel in Hawaiian Telcom’s acquisition of Verizon’s Hawaii Business. He has been recognized as one of “America’s Best Lawyers” in the field of public utilities. In addition to his work in telecommunications, Mr. Oshima has served as the regulatory attorney for the Kauai Island Utility Cooperative, The Gas Company, various water and sewer companies and other utility-related businesses in Hawaii. Mr. Oshima received a degree in marketing from Northwestern University and his law degree from University of California, Hastings College of Law. He served as a Supply Corps Officer with the U.S. Navy in, among other places, Pearl Harbor and San Diego.

Harvey A. Plummer became our Senior Vice President in charge of Operations and Engineering in December 2004. He has more than 35 years of planning, operations, public policy and strategy development experience in the domestic and international telecommunications and consulting industries. Prior to joining us, Mr. Plummer was Senior Vice President and Regional Managing Director for Southeast Asia with BearingPoint, based in Sydney, Australia, from 2002 to 2004. While at BearingPoint, he was responsible for managing the regional consulting businesses in Australia, New Zealand, Singapore, Malaysia and Thailand. From 1998 to 2000, he was Vice President for Technology Strategy and a corporate officer of MediaOne International, based in London, with responsibility for telecommunications, cable, Internet and wireless ventures in 14 countries throughout Europe, Asia and Russia. From 1983 to 1998, Mr. Plummer worked for U.S. West, Inc. and his 15-year tenure culminated with his appointment as a corporate officer and Vice President of Engineering, Construction and Procurement for a 14-state operation that served 16 million subscribers.

David A. Torline became our Senior Vice President and Chief Information Officer in September 2004. Prior to joining us, he served as an independent consultant working for Carlyle from January 2004 through September 2004. Prior to that, Mr. Torline held numerous executive management and IT positions throughout his 33-year career at Cincinnati Bell/Broadwing. From 1999 to 2003, he was the Chief Information Officer of Broadwing Inc., the parent corporation of Broadwing Communications and Cincinnati Bell. Mr. Torline also served as the CIO of Broadwing Communications, the national broadband network of Broadwing Inc. Prior to that position, Mr. Torline served as the senior Information Technology executive for Cincinnati Bell Telephone Co. from 1995 to 1999. In that capacity, he was responsible for the strategic direction of Cincinnati Bell’s systems and for the development and implementation of the many business critical platforms that Cincinnati Bell utilized to deliver the outstanding customer service for which it has received international recognition. From 1992 to 1994, Mr. Torline also served as President of Cincinnati Bell Supply, a former Cincinnati Bell Inc. subsidiary involved in desktop computer services and secondary telecommunications markets.

Claire K.S. Cooper became our Human Resources Vice President in December 2004. Ms. Cooper has more than 20 years of human resource experience with large companies, specializing in change management, leadership and organization development, collaborative strategic planning, and training and development. Prior to joining us, she served as a principal consultant with EMA, Inc., a nationwide consulting firm, for clients in Hawaii and on the mainland United States since 1999. Prior to that, she served as Vice President of Human Resources with Tesoro Hawaii Corporation, and Vice President and Manager of Organization Staff Planning and Development for First Hawaiian Bank. Ms. Cooper also served in various human resource roles for BHP Hawaii Inc., formerly Pacific Resources, Inc., where she was part of the global leadership team with counterparts in London, Houston and Melbourne, Australia.

Patrick T. Hogan became our Vice President, Finance and Controller in July 2005. A CPA and an attorney with nearly 20 years of financial experience, Mr. Hogan has held public company positions as Principal Accounting Officer, VP - Capital Markets, Chief Financial Officer and Treasurer. Most recently from 2003 to 2005, he led a successful financial restructuring (via voluntary petition under Chapter 11 of the U.S. Bankruptcy Code) and public NASDAQ listing of RCN Corporation, serving as Executive Vice President and Chief Financial Officer of the bundled provider of voice, video and data services. Mr. Hogan served from 2001-2002 as Vice President and Chief Financial Officer of Alexander’s Inc. (an affiliate of Vornado Realty Trust), while also serving as Vice President—Finance and Capital Markets at Vornado from 2001-2003. His prior experience since 1996 has included oversight responsibility for SEC filings, audit and tax relationships, several public debt and equity transactions and investor relations.  Mr. Hogan gained his public accounting experience with Coopers & Lybrand (now PricewaterhouseCoopers).  Mr. Hogan recently announced he would be leaving the Company to accept a new position as senior vice president of a public telecommunications company.  He will be succeeded by Mr. Robert F. Reich, currently the Vice President, Controller and Treasurer of McLeodUSA, Inc., who will become our Vice President and Controller effective as of April 16, 2007.

Ron Montgomery became our Vice President and General Manager in charge of Directories in January 2005. He has extensive experience in the directory publishing industry. Prior to joining us, he served as President of Net-Linx Americas, Inc., a leading software developer and provider to the yellow page publishing industry, from 2003 to 2004. He also served as a group Vice President for Publishing, Printing and Distribution of Verizon Information Services Inc. from 1998 to 2002, where he was responsible for the production and distribution of 1300 titles and 130 million directories annually. He also served in various senior positions including Chief Operating Officer of Trend Offset Printing and its affiliate United Publishers, a California based yellow pages publisher, from 1991 to 1998.

Daniel F. Akerson became the Chairman of our Board of Directors on May 2, 2005. Mr. Akerson has been a Managing Director of Carlyle since 2003 and is Co-Head of the U.S. Buyout fund. He has extensive operating and management experience in telecommunications and technology. Prior to joining Carlyle, Mr. Akerson served as chairman and chief executive officer of three companies. From late 1999 until January 2003, Mr. Akerson served as Chairman and Chief Executive Officer of XO Communications, Inc. XO Communications filed a petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in June 2002, and Mr. Akerson led the successful restructuring of the company and emergence from Chapter 11 in January 2003. At Nextel Communications, Inc., Mr. Akerson served as Chairman from 1996 to 2001 and Chief Executive Officer from 1996 to 1999 where he transitioned the company from a regional analog walkie/talkie provider into a unique, leading edge national digital wireless competitor. In 1993, he became General Partner of Forstmann Little & Company, during which time he served as Chairman and Chief Executive Officer of General Instrument Company from 1993 to 1995. While at General Instrument, he led a successful effort to develop and deploy the first digital video, satellite and cable systems domestically and internationally. From 1983 to 1993, Mr. Akerson served in several key roles at MCI Communications Corporation including Executive Vice President and Chief Financial Officer from 1987 to 1990 and President and Chief Operating Officer from 1992 to 1993. Mr. Akerson is a member of the Boards of Directors of the American Express Company, United Components, Inc. and Willcom, Inc. He also serves as a member of the Board of Directors of the U.S. Naval Academy Foundation.

James A. Attwood, Jr. became a Director in May 2004. Mr. Attwood has been a Managing Director of Carlyle and head of the Global Telecommunications and Media group since November 2000. Prior to joining Carlyle, he served as Executive Vice President—Strategy, Development and Planning for Verizon Communications, Inc. He served as Executive Vice President—Strategic Development and Planning at GTE Corporation prior to that. Mr. Attwood joined GTE Corporation in 1996 as Vice President— Corporate Planning and Development after more than ten years in the investment banking division of Goldman, Sachs & Co. Mr. Attwood is a member of the Boards of Directors of Willcom, Inc. and Insight Communications Company, Inc.

Matthew P. Boyer became a Director in May 2004. Mr. Boyer has been a Managing Director of Carlyle since 2005, and is focused on U.S. buyout transactions in the telecommunications sector with a particular focus on the wireline and wireless industries. He was integrally involved in the execution of Carlyle’s investment in Dex Media, Inc. and Hawaiian Telcom Communications, Inc. Prior to joining Carlyle, Mr. Boyer was Senior Vice President at Lehman Brothers and one of the founding members of the Lehman Brothers Communications Fund, an $800 million private equity fund focused on early stage investments in communications companies. Prior to that, he was an investment banker at Lehman Brothers in the Communications and Media Group where he focused on wireless and emerging wireline communications companies.

Walter A. Dods, Jr. became a Director on May 2, 2005. Mr. Dods has been the non-executive Chairman of the Board of BancWest Corporation, a $50 billion bank holding company based in Honolulu, Hawaii, since January 2005 and a director since 1983. BancWest, a wholly-owned subsidiary of BNP Paribas, is comprised of two major subsidiaries: First Hawaiian Bank and Bank of the West. He has also been the non-executive Chairman of the Board of First Hawaiian Bank since January 2005 and a director since 1979, as well as Vice Chairman of Bank of the West since 1998. Mr. Dods was Chairman of the Board and Chief Executive Officer of BancWest and First Hawaiian Bank from 1989 to 2004. From 1996 to 1997, Mr. Dods served as the National President of the American Bankers Association and was a member of the Federal Advisory Council of the Federal Reserve System, representing the 12th district of the Federal Reserve from 1999 to 2000. Mr. Dods also serves on the Boards of Directors of Alexander & Baldwin, Inc. (and its Matson Navigation subsidiary), First Insurance Company of Hawaii, Grace Pacific Corporation, Pacific Guardian Life Insurance Company, Maui Land & Pineapple Company, Inc. and Servco Pacific, Inc. Mr. Dods is a director of numerous community and civic organizations and serves as a Trustee of the Estate of Samuel Mills Damon.

Stephen C. Gray became a Director on November 7, 2006. Mr. Gray has been Executive Chairman of ImOn Communications, LLC, a full service cable, telecommunications and Internet service provider located in Cedar Rapids, Iowa, since October 2006.  He has also served as Executive Chairman of SecurityCoverage, a provider of fully automated computer security services for homes and small businesses, since October 2005.  From April 2002 until his retirement in December 2004, Mr. Gray served as president of McLeodUSA, which provides facilities-based integrated voice and data services in more than 490 US cities.  He oversaw

McLeodUSA’s primary business units consisting of its CLEC (competitive local exchange carrier), ILEC (incumbent local exchange carrier), Directory Publishing and Cable/Telephony divisions.  He also led development of the company’s overall strategy and its merger/acquisition efforts.  Mr. Gray had become one of the original founders of McLeodUSA in 1992, and initially served as its chief operating officer. Mr. Gray also previously served as Vice President of Business Services at MCI and Senior Vice President of National Accounts and Carrier Services for Telecom USA. Mr. Gray also serves on the Board of Directors of Insight Communications, Inc.

William E. Kennard became a Director on May 2, 2005. Mr. Kennard is a Managing Director of Carlyle. Since joining Carlyle in 2001, he has played key roles in the investments in Dex Media, Inc., Casema Holding, BV, Insight Communications Company, Inc. and Hawaiian Telcom Communications, Inc. Mr. Kennard also is a member of the Boards of Directors of The New York Times Company and Insight Communications, Inc. Prior to joining Carlyle, Mr. Kennard served as Chairman of the U.S. Federal Communications Commission from 1997 to 2001. Mr. Kennard served as the FCC’s general counsel from December 1993 to November 1997. Before serving in government, he was a partner and member of the Board of Directors of the law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

Raymond A. Ranelli became a Director on May 2, 2005. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 25 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of AmeriPath, Inc., United Components Inc. and Centennial Communications Corp.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, Compensation Committee, Nominating and Governance Committee, and Executive Committee. The duties and responsibilities of the Audit Committee include recommending the appointment or termination of the engagement of independent accountants, otherwise overseeing the independent auditor relationship and reviewing significant accounting policies and controls. The duties and responsibilities of the Compensation Committee include reviewing and approving the compensation of officers and reviewing and making recommendations to the Board of Directors concerning the compensation of the independent directors. The duties and responsibilities of the Nominating and Governance Committee include making recommendations regarding individuals qualified to become directors, the structure and composition of the Board of Directors and committees of the Board, and corporate governance policies and practices. The purpose of the Executive Committee is to act for the Board of Directors in the event formal action is required between Board meetings. Affiliates of Carlyle control substantially all of the common stock of our parent, Hawaiian Telcom Holdco, Inc., and therefore have the power to control our affairs and policies. Carlyle also controls the election of our directors. Since November 7, 2006, half of the members of our Board of Directors are representatives of Carlyle.

The Board of Directors has determined that the Audit Committee includes an “audit committee financial expert”, Raymond A. Ranelli, as that term is defined in SEC regulations. Mr. Ranelli also is “independent” under the NASDAQ independence standards. In addition, the Board of Directors believes that each of the other current members of the Audit Committee is fully qualified to address any issues that are likely to come before the Committee, including the evaluation of our financial statements and supervision of our independent auditors.

Procedures for Nominations by Security Holders

The Nominating and Governance Committee does not have a policy with regard to the consideration of any director candidates recommended by security holders, because our common stock is not publicly held.

Code of Business Conduct

We have adopted a Code of Business Conduct that sets forth legal, ethical and other obligations that apply to all of our officers and employees, as well as all parties who work on behalf of Hawaiian Telcom, including but not limited to consultants, in-house contractors, employees of subsidiaries and affiliates, and representatives. The Code of Business Conduct is posted in the “Investor Relations – Governance” section of our website at www.hawaiiantel.com. In the event that we make any amendment to, or grant any waiver of, a provision of the Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we intend to disclose such amendment or waiver.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The primary objectives of the Compensation Committee with respect to executive compensation include: attracting and retaining the most talented executives; tying annual and long-term compensation to the achievement of specific meaningful performance objectives; and aligning the executives’ interests with creation of shareholder value.  To achieve these objectives, the Compensation Committee implements a total compensation program that ties a substantial portion of each executive’s overall compensation to key performance metrics. Our named executive officers’ compensation currently consists of the following components:

Base Salary.  Base salaries for our named executive officers are based on the scope of their responsibilities, taking into account competitive market compensation paid by comparable companies for similar positions. To assist with developing our named executive officer base salary ranges, in 2006 we engaged an independent consulting firm to conduct a market compensation study of 17 top executive positions (Vice President and higher) at telecommunications companies of comparable revenue size. For the top five executive positions, peer group data also was analyzed.  The peer group consisted of 14 telecommunications companies of comparable revenue size and other business characteristics. That study determined that our executive base salaries overall are at the market median although there was variance by position and level. Base salary merit increases for named executive officers are considered each year and are based on the individual performance appraisals of the executives and on the amount of the merit increase pool budgeted by management for the year in question. The performance of the Chief Executive Officer is reviewed by the Compensation Committee. Merit increases were awarded in 2006 to the named executive officers.

Non-Union Bonus Plan.  The Non-Union Bonus Plan provides our executive officers and other key employees with the opportunity to obtain, in addition to their base salary, an annual cash bonus that is dependent upon achieving stated corporate and personal performance goals for the year in question.  For 2006, the corporate performance metrics consisted of EBITDA, revenue, and free cash flow. The performance-based bonus is calculated as a percentage of the employee’s base salary. For our named executive officers for 2006, the percentages of base salary used to determine the bonus ranged from 75% to 100%. In addition, corporate performance generally is a greater factor for executive officers than it is for non-executive employees.  For 2006, the bonuses for executive officers were based 80% on corporate performance and 20% on individual performance. Not all 2006 corporate performance metrics were met, and as a result the bonuses for 2006 for the named executive officers were between the threshold and target amounts indicated in the section entitled “Grants of Plan-Based Awards.” Solely at our discretion, additional performance-based compensation may be paid to our executive officers and other key employees. No such additional bonus was paid in 2006. The Compensation Committee approves the annual bonus awards for the Chief Executive Officer and other executive officers. Depending on the achievement of the predetermined targets, the annual bonus may be less than or greater than the target bonus. The Non-Union Bonus Plan is reviewed annually and its terms may be modified from time to time to reflect changes in the Company’s business strategies and focus.

Stock Option Plan.  The Stock Option Plan of Hawaiian Telcom Holdco, Inc. serves (1) to provide additional long term incentives to our named executive officers, other key employees, and the directors of Hawaiian Telcom Holdco, Inc. and its subsidiaries and (2) to obtain and retain executives, other key employees, and directors. As a privately-held company, we do not make annual grants of stock option. Instead, stock option grants generally are made at the commencement of service. The sizes of these option grants vary with the title and position, with higher-ranked executive officers receiving larger grants. Occasionally, an option is granted to an executive following a significant change in job responsibilities or in connection with special retention or performance objectives. One such grant was made in 2006 to a named executive officer in the amount indicated in the section entitled “Grants of Plan-Based Awards.” No other options were granted in 2006 to our named executive officers.

Other Compensation.  Our named executive officers are eligible to participate in all of our standard employee benefits plans, such as 401(k), medical, dental, vision, group life, disability, and accidental death and dismemberment insurance plans.  In addition, named executive officers have supplemental plans that provide additional life, long-term disability, and accidental death and dismemberment insurance and additional medical benefits.  While we intend to continue to maintain our current benefits and perquisites for our named executive officers, we have discretion to revise, amend or add to them. We believe these benefits and perquisites are at competitive levels for comparable companies.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers (the “Named Executive Officers”) during 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael S. Ruley Chief Executive Officer and Director	2006	527,423	—	—	—	207,256(3)	2,584	406,425	1,143,688

Daniel P. O’Brien Senior Vice President and Chief Financial Officer	2006	362,000	—	—	—	86,880(3)	8,909	293,807	751,596

Linda D. Frank(1) Former Senior Vice President, Sales	2006	230,615	—	—	—	174,225(4)	13,388	619,726	1,037,954

David A. Torline Senior Vice President and Chief Information Officer	2006	360,077	—	—	—	86,420(3)	8,453	164,142	619,092

Harvey A. Plummer Senior Vice President, Operations and Engineering	2006	282,692	—	—	40,154(2)	50,880(3)	13,418	205,726	592,870

(1)  Ms. Frank left the Company effective December 31, 2006.

(2)  Represents the dollar value recognized for financial statement reporting purposes for the fiscal year identified in column (b) in accordance with SFAS No. 123(R). The assumptions used in these calculations are set forth in Note 12 to the Company’s consolidated financial statements included in this annual report on Form 10-K.

(3) This amount represents a cash performance bonus earned for 2006 under the Company’s Non-Union Bonus Plan.

(4) This amount represents a target bonus payout for 2006 pursuant to terms of severance provision in Ms. Frank’s employment agreement.

(5) The amounts shown in this column represent the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under the Hawaiian Telcom Management Pension Plan during 2006.  The Company does not offer any above market or preferential earnings on compensation that is deferred on a tax-qualified basis.

(6) “All Other Compensation” includes: (i) amounts contributed by the Company to its 401(k) plan (Mr. Ruley -$11,231, Mr. O’Brien -$11,033, Ms. Frank - $10,617, Mr. Torline -$11,103, and Mr. Plummer -$11,077), (ii) amounts of  premiums paid with respect to supplemental term life, accidental death and dismemberment, disability and health benefits for the benefit of the Named Executive Officer (Mr. Ruley -$33,021, Mr. O’Brien -$6,452, Ms. Frank -$5,082, Mr. Torline -$6,433 and Mr. Plummer-$5,624), (iii) amounts paid or accrued pursuant to employment agreements in connection with termination of employment  (Ms. Frank - $396,323), (iv) amounts reimbursed to the named executive officers for their estimated income tax liability by reason of the Company’s payments for relocation costs and housing allowances  (Mr. Ruley -$123,668, Mr. O’Brien -$92,911, Ms. Frank-$34,320, Mr. Torline -$55,776, and Mr. Plummer -$60,144) and the Company’s payments in connection with severance (Ms. Frank -$114,669), (v) costs relating to relocation to Hawaii (Mr. Ruley -$88,840, Mr. O’Brien -$102,607, and Mr. Plummer -$63,157), (vi) housing allowances  (Mr. Ruley - $125,004, Mr. O’Brien -$78,000, Ms. Frank - $48,000, Mr. Torline -$78,000 and Mr. Plummer -$59,250), (vii) amounts reimbursed for personal travel (Mr. Torline -$10,647), and (viii) reimbursement of out-of-pocket medical expenses.

Employment Agreements

Each of Messrs. Ruley, O’Brien, Torline, Plummer and Ms. Frank had entered into an employment agreement with us.  As a result of Ms. Frank’s termination of employment effective December 31, 2006, her employment agreement has terminated.  Each agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Under the terms of the agreement, each executive is eligible to receive an annual bonus under the terms of our Non-Union Bonus Plan, pursuant to which the bonus will be tied to achieving certain levels of revenue, EBITDA and free cash-flow, with a target bonus payment of 100% of base salary for Messrs. Ruley, Torline and O’Brien and 75% of base salary for Mr. Plummer and Ms. Frank. In addition, Mr. Ruley received a bonus of $300,000 upon execution of his employment agreement and an additional bonus of $450,000 on the closing of the 2005 Acquisition, and Mr. Torline received a bonus of $175,000 upon closing of the 2005 Acquisition. Each executive is also entitled to participate in our stock option plan and will be granted options to purchase shares of stock pursuant to the terms of our stock option plan and stock option agreement. Each executive is entitled to participate in our employee benefit plans, programs and arrangements currently in effect and will be entitled to reimbursement for relocation expenses from the mainland United States to Hawaii. Additionally, each executive shall be entitled to a monthly housing allowance at a level determined appropriate by us subject to a stated maximum. Executives receiving such housing allowance are also entitled to an additional payment in an amount such that, after payment by each executive of all income taxes imposed on the housing allowance and the additional payment, the executive would retain an amount equal to the original housing allowance.

Each employment agreement provides that upon termination of an executive’s employment, he or she will be entitled to receive the sum of his or her unpaid annual base salary through the date of termination, and bonus if declared or earned but not yet paid, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements.

Grants of Plan-Based Awards

The following table summarizes pertinent information concerning plan-based awards granted to the Named Executive Officers during 2006:

Grants of Plan-Based Awards

								All Other Stock			Grant
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Awards: Number of Shares or Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	date fair value of stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Michael S. Ruley Chief Executive Officer and Director	N/A	100,716	537,150	644,580	N/A	N/A	N/A	N/A	N/A	N/A	0

Daniel P. O’Brien Senior Vice President and Chief Financial Officer	N/A	67,875	362,000	434,400	N/A	N/A	N/A	N/A	N/A	N/A	0

Linda D. Frank Former Senior Vice President, Sales	N/A	32,667	174,225	209,070	N/A	N/A	N/A	N/A	N/A	N/A	0

David A. Torline Senior Vice President and Chief Information Officer	N/A	67,514	360,077	432,092	N/A	N/A	N/A	N/A	N/A	N/A	0

Harvey A. Plummer Senior Vice President, Operations and Engineering	3/08/06	39,754	212,019	254,423	N/A	N/A	N/A	N/A	783	$1,000	313,200

Exercisability of Options. Subject to the Named Executive Officer’s continued employment with the Company, 25% of the options granted generally will vest automatically in equal annual installments of 5% on each anniversary of the option holder’s hire and 75% will vest in full on the day immediately preceding the eighth anniversary of the grant date subject to earlier vesting if certain performance conditions are met. The performance condition component of the Plan provides that an installment equal to 5% (15% if all three targets are met) of the option will vest for each fiscal year, beginning with the year of grant and ending with the fourth year thereafter, for the following three targets, as defined in the Plan: Revenue, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and Free Cash-Flow.

Expiration of Stock Options. The term of an option is set by the Compensation Committee of Hawaiian Telcom Holdco, Inc. (or the Board of Directors of Hawaiian Telcom Holdco, Inc. in the case of options granted to independent directors), provided the option term is not longer than ten years from the date of grant.

Corporate Event. Unless otherwise provided by the terms of outstanding awards, if a corporate event (as defined in the Stock Option Plan to include any unusual or nonrecurring transaction or event) occurs, then the Compensation Committee of Hawaiian Telcom Holdco, Inc. (or the Board of Directors of Hawaiian Telcom Holdco, Inc. in the case of options granted to independent directors) may take one or more of the following actions to prevent dilution or enlargement of benefits or potential benefits under the Stock Option Plan: (i) purchase outstanding options for an amount of cash, securities or property or replace outstanding options with other rights or property; (ii) terminate the award upon the occurrence of such event; (iii) provide that only for a specified period of time prior to the occurrence of such event, options will be exercisable, notwithstanding any other provision in the Stock Option Plan or option award agreement to the contrary; (iv) provide that each award will be assumed or substituted for an equivalent award by any successor or survivor corporation; or (v) make adjustments in the number and types of awards, the terms and conditions of awards and any performance criteria included in awards.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by the Named Executive Officers at the end of 2006. There was no public trading market for the common stock of Hawaiian Telcom Holdco, Inc. as of December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	(#) Exercisable	(#)(2) Unexercisable	Options (#)	Price ($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael S. Ruley Chief Executive Officer and Director	2,641	1,586	6,340	1,000	9/30/2014	N/A	N/A	N/A	N/A

Daniel P. O’Brien Senior Vice President and Chief Financial Officer	1,095	1,096	3,288	1,000	5/01/2015	N/A	N/A	N/A	N/A

Linda D. Frank (1) Former Senior Vice President, Sales	587	352	1,409	1,000	5/01/2015	N/A	N/A	N/A	N/A

David A. Torline Senior Vice President and Chief Information Officer	1,369	822	3,288	1,000	9/28/2014	N/A	N/A	N/A	N/A

Harvey A. Plummer Senior Vice President, Operations and Engineering	587 0	352 196	1,409 587	1,000 1,000	5/01/2015 3/07/2016	N/A	N/A	N/A	N/A

(1)             All options held by Ms. Frank expired 30 days following her termination of employment effective December 31, 2006.

(2)             25% of each option is subject to time vesting (5% on each anniversary of the grant date), and the other 75% is performance-based and becomes exercisable when certain EBITDA, revenue, and free cash flow targets are met (up to 15% each year beginning with the year of grant). The grant dates for these options are: Mr. Ruley - 10/01/2004, Mr. O’Brien - 5/02/2005, Ms. Frank - 5/02/2005, Mr. Torline - 9/29/2004, and Mr. Plummer - 5/02/2005 (for the option expiring 5/01/2015) and 3/08/2006 (for the option expiring 3/07/2016).

Option Exercises and Stock Vested

There were no exercises of stock options or vesting of stock by the Named Executive Officers during 2006.

Pension Benefits

Our Named Executive Officers are eligible to participate in the Hawaiian Telcom Management Pension Plan as described below. The following table contains information concerning pension benefits for the Named Executive Officers at the end of 2006.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Michael S. Ruley Chief Executive Officer and Director	Hawaiian Telcom Management Pension Plan	1.7	18,914	0

Daniel P. O’Brien Senior Vice President and Chief Financial Officer	Hawaiian Telcom Management Pension Plan	1.7	22,627	0

Linda D. Frank Former Senior Vice President, Sales	Hawaiian Telcom Management Pension Plan	1.7	22,504	0

David A. Torline Senior Vice President and Chief Information Officer	Hawaiian Telcom Management Pension Plan	1.7	22,634	0

Harvey A. Plummer Senior Vice President, Operations and Engineering	Hawaiian Telcom Management Pension Plan	1.7	22,534	0

(1)             The Hawaiian Telcom Management Pension Plan is a cash balance plan, therefore, no assumptions are used to determine the present value, and the amounts shown in this column are the total cash balances of the Named Executive Officers’ accounts under the Plan as of December 31, 2006.

The Hawaii Telcom Management Pension Plan is a noncontributory, tax-qualified pension plan for salaried employees that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. Pension benefits under this plan are calculated using a cash balance formula that provides for pay credits equal to four to seven percent (depending on age and service) of annual eligible pay up to the IRS limit on compensation ($225,000 in 2007).  The pay credits accrue to participants’ accounts on a monthly basis. eligible pay includes base salary, certain sales commissions and bonuses, certain short term incentive pay, differentials, premiums, single sum merit payments, corporate profit sharing awards, and any back pay awards. The amounts do not give effect to social security offsets.

Additionally, monthly interest credits are made to the participant’s account balance based upon the prevailing market yields on certain U.S. Treasury obligations. In order to record these pay and interest credits, the plan administrator maintains a hypothetical account balance for each participant.

Effective April 1, 2007, the Hawaii Telcom Management Pension Plan will be “frozen”.  As a result, plan participants will not earn any additional contributions to their cash balance accounts and the plan will be closed to employees hired on or after April 1, 2007.  Participants will become 100% vested in their pension benefits accrued through April 1, 2007, and will continue to earn interest credits on account balances as long as such balances remain in the plan.

Nonqualified Deferred Compensation

None of the Named Executive Officers participate in or have account balances in a non-qualified defined contribution plan or other deferred compensation plans maintained by the Company.

Potential Payments on Termination or Change in Control

The employment agreement of each Named Executive Officer provides that upon termination of the executive’s employment, he or she will be entitled to receive the sum of his or her unpaid annual base salary through the date of termination, and bonus if declared or earned but not yet paid, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. The quantities stated below assume termination as of December 31, 2006.

Upon termination of Mr. Ruley’s employment either by us without cause or by him for good reason, he is entitled to a lump sum amount equal to $900,000 and, for the longer of the remainder of the term of employment or 12 months, continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Ruley’s employment due to his death or disability, he or his estate shall be entitled to 12 months of his annual base salary ($537,150) and a pro rata portion of his annual bonus, to be determined in good faith by our Compensation Committee. Upon termination of his employment due to non-extension of the employment agreement by us, Mr. Ruley shall be entitled to six months of his annual base salary ($268,575) and a pro rata portion of his annual bonus, to be determined in good faith by our Compensation Committee.

Upon termination of Mr. Torline’s employment either by us without cause or by him for good reason, he is entitled to a lump sum amount equal to his stated annual base salary for 12 months ($363,100), a lump sum payment of the pro rata portion of his target level bonus with a minimum payment of $200,000 and, for the longer of the remainder of the term of employment or 12 months, continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Torline’s employment due to his death or disability, he or his estate shall be entitled to 12 months of his annual base salary ($363,100) and a pro rata portion of his annual bonus, to be determined in good faith by our Compensation Committee. Upon termination of his employment due to non-extension of the employment agreement by us, Mr. Torline shall be entitled to six months of his annual base salary ($181,550) and a pro rata portion of his annual bonus, to be determined in good faith by our Compensation Committee.

Upon termination of Mr. O’Brien’s employment either by us without cause or by him for good reason, he is entitled to an amount equal to his stated annual base salary for 12 months ($365,600), a pro-rated bonus for the year of termination (but not less than one-half of his target level bonus) and, for 12 months following termination, continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of his employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary ($182,800) and the pro rata portion of his annual bonus, to be determined in good faith by our Compensation Committee. Upon termination of his employment due to non-extension of the employment agreement by us, Mr. O’Brien shall be entitled to six months of his annual base salary ($182,800) and a pro rata portion of his annual bonus, to be determined in good faith by our Compensation Committee.

Upon termination of Mr. Plummer’s employment either by us without cause or by him for good reason, he is entitled to an amount equal to his stated annual base salary for six months ($150,000) and, for six months following termination, continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Plummer’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary ($150,000) and the pro rata portion of his annual bonus, to be determined in good faith by our Compensation Committee.

Upon termination of Ms. Frank’s employment effective December 31, 2006, she received the amounts entitled to her under the terms of her employment agreement for termination without cause, including an amount equal to her stated annual base salary for nine months ($174,225), a lump sum payment of her target level bonus ($174,225), and, for nine months following termination, continued coverage under all of our group health benefit plans in which she and any of her dependents were entitled to participate immediately prior to termination.

Each executive is prohibited from competing with us during the term of his or her employment and for one year following the termination of his or her employment or the expiration of his term of employment, whichever is longer. Each employment agreement also places restrictions on the dissemination by the executives of proprietary information and establishes our exclusive property right in intellectual property directly related to our company which is discovered, invented or originated by the executives during his or her term of employment.

Director Compensation

Directors who are employed either by us or by Carlyle are not separately compensated for their service as directors. Independent directors receive an annual cash retainer of $50,000 and an additional $5,000 if also serving as Chairperson of a Committee. The independent directors also receive an attendance fee of $1,500 per Board meeting attended in person and, if longer than three hours, $1,000 per Board meeting attended telephonically. In addition, we granted non-qualified stock options to purchase shares of common stock of Hawaiian Telcom Holdco, Inc. to each independent director upon commencement of service pursuant to our stock option plan. The exercise price per share for these options is greater than or equal to the fair market value of the common stock of Hawaiian Telcom Holdco, Inc. on the grant date, and each option will expire 10 years from the date of grant, or earlier if the optionee ceases to be a director. Each option currently outstanding becomes exercisable in equal annual installments through 2010, beginning one year after the grant date.

The following table sets forth a summary of the compensation we paid to our directors during 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Daniel F. Akerson	0	N/A	0	N/A	N/A	0	0
James A. Attwood, Jr.	0	N/A	0	N/A	N/A	0	0
Matthew P. Boyer	0	N/A	0	N/A	N/A	0	0
Walter A. Dods, Jr.	56,000	N/A	0	N/A	N/A	0	56,000
Stephen C. Gray	14,000	N/A	1,610(1)	N/A	N/A	0	14,000
William E. Kennard	0	N/A	0	N/A	N/A	0	0
Raymond A. Ranelli	61,000	N/A	0	N/A	N/A	0	61,000

(1)  Represents the dollar value recognized for financial statement reporting purposes for the fiscal year identified in column (b) in accordance with SFAS No. 123R. The assumptions used in this calculation are set forth in Note 12 to the Company’s consolidated financial statements included in this annual report on Form 10-K. The grant date fair value of the option is $62,800. The aggregate number of option shares outstanding at year-end is 157.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee members are Messrs. Kennard (Chairman), Attwood, Boyer, and Dods. None of the members of our Compensation Committee serves, or has served, as an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee. Messrs. Kennard, Attwood, and Boyer are associated with Carlyle. Affiliates of Carlyle control a majority of the common stock of Hawaiian Telcom Holdco, Inc. and therefore have the power to control our affairs and policies. In addition, Carlyle and its affiliates entered into a management agreement with us relating to the provision of certain financial and strategic advisory services and consulting services. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this annual report with management and, based on the review and these discussions, has recommended to the Board of Directors that the Compensation Discussion and Analysis disclosure be included in this annual report on Form 10-K.

William E. Kennard (Chairman)

James A. Attwood, Jr.

Matthew P. Boyer

Walter A. Dods, Jr.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our common stock is held by Hawaiian Telcom Holdco, Inc. and its address is c/o The Carlyle Group, 520 Madison Avenue, 41st Floor, New York, NY 10022. The following table sets forth information with respect to the beneficial ownership of the common stock of Hawaiian Telcom Holdco, Inc., as of March 15, 2007, by:

•                  each person that is a beneficial owner of more than 5% of the common stock;

•                  each of our directors and Named Executive Officers; and

•                  all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

	Beneficial Ownership of Holdings
Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock
TCG Holdings, L.L.C. (1)(2)	428,000	100
Michael S. Ruley (3) (4)	2,641	*
David A. Torline (3) (4)	1,369	*
Daniel P. O’Brien (3) (4)	1,095	*
Harvey A. Plummer (3) (4)	626	*
Linda D. Frank (3) (4)	0	*
Daniel F. Akerson (5)	—	—
James A. Attwood, Jr. (5)	—	—
Matthew P. Boyer (5)	—	—
Walter A. Dods, Jr. (3) (6)	78	*
Stephen C. Gray (4)	0	0
William E. Kennard (5)	—	—
Raymond A. Ranelli (3) (4)	78	*
All executive officers and directors as a group (18 persons) (3)	6,901	1.6

* Signifies less than 1%.

(1)                   Shares shown as beneficially owned by TCG Holdings, L.L.C. are held directly by Carlyle Partners III Hawaii, L.P., CP III Coinvestment, L.P. and Carlyle Hawaii Partners, L.P., which we collectively refer to as the Carlyle Funds. TC Group, L.L.C. exercises investment discretion and control over the shares indirectly held by each of the Carlyle Funds through its indirect subsidiary TC Group III, L.P., which is the sole general partner of each the Carlyle Funds. TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C. TC Group L.L.C. is the sole managing member of TC Group III, L.L.C. TC Group III, L.L.C. is the sole general partner of TC Group III, L.P. TCG Holdings, L.L.C., a Delaware limited liability company, in the capacity as sole managing member of TC Group, L.L.C., exercises investment discretion and control of the shares beneficially owned by TC Group, L.L.C. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. The members of the managing board are William E. Conway, Jr., Daniel A. D’Aniello and David Rubenstein, all of whom disclaim beneficial ownership of these shares.

(2)                   Each of Carlyle Partners III Hawaii, L.P., CP III Coinvestment, L.P. and Carlyle Hawaii Partners, L.P. has an address c/o The Carlyle Group, 520 Madison Avenue, 41st Floor, New York, New York 10022.

(3)                   Represents shares of common stock that are issuable upon the exercise of options or will become vested within 60 days of March 15, 2007.

(4)                   The business address for Michael S. Ruley, David A. Torline, Daniel P. O’Brien, Harvey A. Plummer, Stephen C. Gray, and Raymond A. Ranelli is c/o General Counsel, Hawaiian Telcom Communications, Inc., 1177 Bishop Street, Honolulu, Hawaii 96813.

(5)                   The business address for each such person is c/o The Carlyle Group 520 Madison Avenue, 41st Floor, New York, New York 10022.

(6)                   The business address for such person is c/o First Hawaiian Bank, 999 Bishop Street, Suite 2828, Honolulu HI 96813.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company’s Code of Business Conduct requires employees to disclose any actual or perceived conflict of interest and any material transaction that could be expected to give rise to a conflict of interest, including a potential related party transaction. Any potential conflict of interest must be approved by the Chief Executive Officer, or if the conflict of interest involves a material amount, by the Board of Directors. Directors also are required, pursuant to the Code of Conduct for the Directors of the Company, to disclose any situation that involves, or may reasonably be expected to involve, a conflict of interest with the Company.  Such disclosure must be made promptly to the Chairman of the Nominating and Governance Committee.  In addition, the Charter of the Audit Committee requires the Audit Committee to review reports and disclosures of related party transactions.

Management Agreement

In connection with the 2005 Acquisition, we entered into a management consulting agreement with Carlyle for the provision of certain financial and strategic advisory services and consulting services. We have agreed to pay Carlyle an annual monitoring fee equal to $1.0 million commencing in 2005 and continuing until such time as the agreement is terminated. In addition, we paid Carlyle a one-time transaction fee for structuring the 2005 Acquisition and related transactions. The agreement also provides for reimbursement of fees and expenses paid by Carlyle for our account. In addition, under the terms of the agreement, Carlyle has the right to act, in return for additional fees, as our financial advisor or investment banker for any merger, acquisition, disposition, finance or the like if we decide we need to engage someone to fill such a role. We have agreed to indemnify Carlyle and its officers and representatives for losses relating to the services contemplated by the agreement and the engagement of affiliates of Carlyle pursuant to, and the performance by them of the services contemplated by, the agreement. The agreement shall continue until such time as Carlyle or one or more of its affiliates collectively control, in the aggregate, less than 10% of our equity interests, or such earlier time as we and Carlyle may mutually agree.

Management Rights Agreement

In connection with the 2005 Acquisition, the Company, Hawaiian Telcom Holdco, Inc., affiliates of Carlyle, and our two direct subsidiaries (Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.), entered into a management rights agreement. Among other things, the Company and Hawaiian Telcom Holdco, Inc. agreed to the following:

•                  to grant Carlyle the right to nominate one director to serve on the Board of Directors of Hawaiian Telcom Holdco, Inc.;

•                  to grant Carlyle the right to nominate one director to serve on the Board of Directors of each of Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.;

•                  to vote all of their beneficially owned voting securities in Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. to elect the director nominated by Carlyle to serve as a member of each of the Board of Directors of Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.; and

•                  to grant an irrevocable proxy to Carlyle to vote their voting securities in Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. to elect the director nominated by Carlyle to serve as a member of each of the Board of Directors of Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.

The term of the management rights agreement with respect to our two direct subsidiaries will terminate when Carlyle and its affiliates collectively no longer beneficially own any voting securities of such subsidiaries. The term of the management rights agreement with respect to Hawaiian Telcom Holdco, Inc. will terminate when Carlyle and its affiliates collectively no longer beneficially own any voting securities of Hawaiian Telcom Holdco, Inc.

The Board of Directors has determined that Messrs. Ranelli, Dods, and Gray are independent based on the NASDAQ rules.  In making such determination, the Board considered the Company’s banking relationship with First Hawaiian Bank, of which Mr. Dods is the non-executive Chairman of the Board.

Item 14. Principal Accountant Fees and Services

Deloitte & Touche LLP serves as our independent registered public accounting firm. The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended December 31, 2006 and December 31, 2005, and fees for other services rendered by Deloitte & Touche LLP during those periods.

	(In Thousands)
	2006	2005
Audit fees (1)	$807	$878
Audit-related fees (2)	339	859
Tax fees (3)	5	121
All other fees (4)	—	5,418
	$1,151	$7,276
Total fees

(1)             Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the quarterly financial statements, including fees relating to the filing of our registration Statement on Form S-4.

(2)             Audit-related fees consisted principally of fees for other audits (i.e., publishing division, benefit plans and insurance subsidiary audits) not included under audit fees, and fees for acquisition due diligence.

(3)             Tax fees consisted principally of fees for tax compliance, tax advice and tax planning.

(4)             All other fees consisted principally of fees for human capital and other transition advisory services.

Engagement of the Independent Registered Public Accounting Firm and Pre-approval Policy

In accordance with its Charter, the Audit Committee has the sole authority and responsibility to appoint, compensate, oversee, and if necessary, replace the independent registered public accounting firm.  The Audit Committee also has the sole authority to approve all audit engagement fees and terms.  In addition, the Audit Committee must pre-approve all services provided to the Company by the Company’s independent registered public accounting firm.

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee pre-approved every engagement of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, to perform audit or non-audit services on behalf of the Company or any of its subsidiaries since May 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) The following documents are being filed as part of this report.

1.               Consolidated Financial Statements. Financial statements and supplementary data required by this Item 15 are set forth at the pages indicated in Item 8 above.

2.               Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

3.               Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

2.1†

Amended and Restated Agreement of Merger among GTE Corporation, Verizon HoldCo LLC and Hawaiian Telcom Holdco, Inc. and Hawaiian Telcom Communications, Inc.’s, dated as of April 8, 2005 (incorporated by reference to Exhibit 2.1 on Hawaiian Telcom Communications, Inc. Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

3.1†

Certificate of Incorporation of Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.), filed May 19,2004 (incorporated by reference to Exhibit 3.1 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

3.2†

Certificate of Amendment to Certificate of Incorporation of Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.), filed October 27, 2004 (incorporated by reference to Exhibit 3.2 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

3.3†

Certificate of Amendment to Certificate of Incorporation of Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.), filed March 1, 2005 (incorporated by reference to Exhibit 3.3 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

3.4†

Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) filed October 27 2004, filed April 15, 2005 (incorporated by reference to Exhibit 3.4 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

3.5†

Bylaws of Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.), adopted on May 19, 2004 (incorporated by reference to Exhibit 3.12 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

3.6†

Certificate of Merger of Verizon HoldCo LLC into Hawaiian Telcom Communications, Inc., filed May 2, 2005 (incorporated by reference to Exhibit 3.5 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

4.1†

Indenture with respect to the Senior Floating Rate Notes due 2013 and the 9.75% Senior Fixed Rate Notes due 2013 between Hawaiian Telcom Communications, Inc. and U.S. Bank National Association, as trustee, dated May 2, 2005 (incorporated by reference to Exhibit 4.1 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

4.2†

Form of Senior Floating Rate Notes due 2013 (included in exhibit 4.1) (incorporated by reference to Exhibit 4.2 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

4.3†

Form of 9.75% Senior Fixed Rate Notes due 2013 (included in exhibit 4.1) (incorporated by reference to Exhibit 4.3 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

4.4†

Indenture with respect to the 12 1/2% Senior Subordinated Notes due 2015 between Hawaiian Telcom Communications, Inc. and U.S. Bank National Association, as trustee, dated May 2, 2005 (incorporated by reference to Exhibit 4.4 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

4.5†

Form of 12 1/2% Senior Subordinated Notes due 2015 (included in exhibit 4.4) (incorporated by reference to Exhibit 4.5 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

4.6†

Exchange and Registration Rights Agreement among Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc. and Goldman, Sachs & Co., J.P. Morgan Securities Inc., Lehman Brothers Inc., ABN AMRO Incorporated and Wachovia Capital Markets LLC, dated May 2, 2005 (incorporated by reference to Exhibit 4.6 on Hawaiian Telecom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.1†

Credit Agreement, dated as of May 2, 2005, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as joint book runners, Goldman Sachs Credit Partners L.P., as syndication agent, Lehman Commercial Paper Inc., as documentation agent, ABN AMRO Bank, N.V. and Wachovia Bank, N.A., as co- documentation agents and CoBank, ACB, as agent (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

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

10.5	Amendment Two to Directory Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom Merger Sub, Inc.) and L. M. Berry and Company, dated December 21, 2005.

10.6

Amendment Three to Directory Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom Merger Sub, Inc.) and L. M. Berry and Company, effective as of September 29, 2006.

10.7

Amendment Four to Directory Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom Merger Sub, Inc.) and L. M. Berry and Company, effective as of January 1, 2007.

10.8†

Master Services Agreement, dated as of August 6, 2004, by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) and BearingPoint, Inc (incorporated by reference to Exhibit 10.5 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006, File No. 333-131152).

10.9 †

Amendment No. 1 dated December 15, 2005 to Master Services Agreement, dated as of August 6, 2004, by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) and BearingPoint, Inc. (incorporated by reference to Exhibit 10.30 on Hawaiian Telcom Communications, Inc.’s Form 10-Q for the quarter ended June 30, 2006).

10.10 †

Amendment No. 2 dated April 1, 2006 to Master Services Agreement by and between Hawaiian Telcom Services Company, Inc. and Verizon Select Services, Inc. dated December 1, 2005 (incorporated by reference to Exhibit 10.33 on Hawaiian Telcom Communications, Inc.’s Form 10-Q for the quarter ended June 30, 2006).

10.11 †

Amendment No. 3 dated June 23, 2006 to Master Services Agreement by and between Hawaiian Telcom Services Company, Inc. and Verizon Select Services, Inc. dated December 1, 2005 (incorporated by reference to Exhibit 10.34 on Hawaiian Telcom Communications, Inc.’s Form 10-Q for the quarter ended June 30, 2006).

10.12†

Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) and Sprint North Supply Company, dated December 10, 2004 (incorporated by reference to Exhibit 10.6 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March [29], 2006, File No. 333-131152).

10.13 †

Amendment One effective April 28, 2005 to Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) and Sprint North Supply Company, dated December 10, 2004 (incorporated by reference to Exhibit 10.31 on Hawaiian Telcom Communications, Inc.’s Form 10-Q for the quarter ended June 30, 2006).

10.14 †

Amendment Two effective June 5, 2006 to Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) and Sprint North Supply Company, dated December 10, 2004 (incorporated by reference to Exhibit 10.32 on Hawaiian Telcom Communications, Inc.’s Form 10-Q for the quarter ended June 30, 2006).

10.15†

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

10.17	Amendment No. 1, dated March 5, 2007, to the Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005.

10.18†

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

10.19†

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

10.22†

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

10.23†

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

10.24†

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

10.25†	Master Services Agreement by and between Hawaiian Telcom Services Company and Verizon Select Services Inc., effective as of May 2, 2005

(incorporated by reference to Exhibit 10.16 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006, File No. 333-131152).

10.26†

Amendment No. 1 to Master Services Agreement by and between Hawaiian Telcom Services Company and Verizon Select Services, Inc., dated December 1, 2005 (incorporated by reference to Exhibit 10.17 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006, File No. 333-131152).

10.27†

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

10.30†

Sprint Wholesale Master Services Agreement between Sprint Communications Company L.P. and Hawaiian Telcom Communications, Inc., dated December 5, 2005 (incorporated by reference to Exhibit 10.21 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006, File No. 333-131152).

10.31 †

First Amendment dated March 16, 2006 to Sprint Wholesale Master Services Agreement between Sprint Communications Company L.P. and Hawaiian Telcom Communications, Inc., dated December 5, 2005 (incorporated by reference to Exhibit 10.35 on Hawaiian Telcom Communications, Inc.’s Form 10-Q for the quarter ended June 30, 2006).

10.32†

Settlement Agreement effective as of February 6, 2007, by and among Hawaiian Telcom Communications, Inc, TC Group III, L.P., and BearingPoint, Inc. (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on February 8, 2007).

10.33†	Transition Agreement effective as of February 6, 2007, by and between Hawaiian Telcom Communications, Inc. and BearingPoint, Inc. (incorporated by reference to Exhibit 10.2 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on February 8, 2007).

10.34†

Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.3 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on February 8, 2007).

10.35*†

Employment Agreement, effective as of October 1, 2004, by and between Michael S. Ruley and Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.) (incorporated by reference to Exhibit 10.27 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.36*†

Employment Agreement, effective as of September 29, 2004, by and between David A. Torline and Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.) (incorporated by reference to Exhibit 10.28 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.37*†

Employment Agreement, effective as of February 1, 2005, by and between Alan M. Oshima and Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) (incorporated by reference to Exhibit 10.29 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.38*†

Employment Agreement, effective as of May 3, 2005, by and between Daniel P. O’Brien and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.30 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.39*†

Employment Agreement, effective as of December 13, 2004, by and between Harvey A. Plummer and Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) (incorporated by reference to Exhibit 10.31 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.40*†

Employment Agreement, effective as of December 15, 2004, by and between Linda D. Frank and Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) (incorporated by reference to Exhibit 10.32 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.41*†

Employment letter agreement, effective as of March 8, 2007, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc.  (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on March 28, 2007).

10.42*†

Stock Option Plan of Hawaiian Telcom Holdco, Inc., dated as of November 8, 2005 (incorporated by reference to Exhibit 10.33 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

10.43*†

Amendment No. 1, dated September 22, 2006, to the Stock Option Plan of Hawaiian Telcom Holdco, Inc. dated as of November 8, 2005 (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on September 27, 2006).

10.44*†

Form of Non-Qualified Stock Option Agreement pursuant to the Stock Option Plan of Hawaiian Telcom Holdco, Inc. dated as of November 8, 2005 (incorporated by reference to Exhibit 10.2 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on September 27, 2006).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1†	List of Subsidiaries (incorporated by reference to Exhibit 21.1 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006, File No. 333-131152).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†  Incorporated herein by reference as indicated.

*  Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN TELCOM COMMUNICATIONS, INC.

Dated: April 2, 2007	By:	/s/ Michael S. Ruley
Michael S. Ruley
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael S. Ruley	Chief Executive Officer and Director	April 2, 2007
Michael S. Ruley	(Principal Executive Officer)

/s/ Daniel P. O’Brien	Chief Financial Officer	April 2, 2007
Daniel P. O’Brien	(Principal Financial Officer)

/s/ Patrick T. Hogan	Controller	April 2, 2007
Patrick T. Hogan	(Principal Accounting Officer)

/s/ Daniel F. Akerson	Director	April 2, 2007
Daniel F. Akerson

/s/ James A. Attwood, Jr.	Director	April 2, 2007
James A. Attwood, Jr.

/s/ Matthew P. Boyer	Director	April 2, 2007
Matthew P. Boyer

/s/ Walter A. Dods, Jr.	Director	April 2, 2007
Walter A. Dods, Jr.

/s/ Stephen C. Gray	Director	April 2, 2007
Stephen C. Gray

/s/ William E. Kennard	Director	April 2, 2007
William E. Kennard

/s/ Raymond A. Ranelli	Director	April 2, 2007
Raymond A. Ranelli

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its sole security holder an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.