Form 10-Q
period 2007-03-31
Hawaiian Telcom Communications, Inc.
filed 2007-05-15
CIK 1349120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 333-131152

Hawaiian Telcom Communications, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	16-1710376
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1177 Bishop Street

Honolulu, Hawaii  96813

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

Number of shares of common stock outstanding as of May 14, 2007: 1,000

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating revenues	$143,133	$141,519

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	51,380	65,665
Selling, general and administrative	47,180	45,450
Settlement with BearingPoint	(45,681)	—
Depreciation and amortization	43,675	40,467

Total operating expenses	96,554	151,582

Operating income (loss)	46,579	(10,063)

Other income (expense):
Interest expense	(29,685)	(27,049)
Other income and expense, net	143	64

Total other expense	(29,542)	(26,985)

Income (loss) before provision for income taxes	17,037	(37,048)

Provision for income taxes	1,500	1,543

Net income (loss)	$15,537	$(38,591)

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, Dollars in thousands, except per share information)

	March 31,	December 31,
	2007	2006

Assets

Current assets
Cash and cash equivalents	$4,931	$4,752
Receivables, net	74,935	100,370
Material and supplies	8,998	9,915
Prepaid expenses	3,284	4,894
Other current assets	7,969	7,690
Total current assets	100,117	127,621
Property, plant and equipment, net	792,462	818,172
Deferred financing and other assets	41,678	46,372
Intangible assets, net	568,413	583,220
Goodwill	136,779	136,779

Total assets	$1,639,449	$1,712,164

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$35,143	$91,690
Accrued expenses	37,407	23,941
Advance billings and customer deposits	15,855	15,540
Current maturities of long-term debt	37,750	26,500
Other current liabilities	3,477	3,764
Total current liabilities	129,632	161,435
Long-term debt	1,320,250	1,380,500
Deferred income taxes	11,800	10,300
Employee benefit obligations	55,133	50,874
Other liabilities	8,063	7,016
Total liabilities	1,524,878	1,610,125

Commitments and contingencies (Note 12)

Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	—	—
Additional paid-in capital	428,181	428,118
Accumulated other comprehensive income	8,568	11,636
Accumulated deficit	(322,178)	(337,715)
Total stockholder’s equity	114,571	102,039

Total liabilities and stockholder’s equity	$1,639,449	$1,712,164

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$15,537	$(38,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	43,675	40,467
Deferred income taxes, net	1,500	1,500
Employee retirement benefits	4,259	2,689
Provision for uncollectibles	2,218	4,619
Write-down of software costs	18,593	—
Changes in operating assets and liabilities:
Receivables	23,216	8,286
Material and supplies	916	335
Other current assets	1,332	2,201
Accounts payable and accrued expenses	(48,454)	(2,994)
Other current liabilities	(287)	(245)
Other, net	2,735	733
Net cash provided by operating activities	65,240	19,000

Cash flows from investing activities:
Capital expenditures	(16,061)	(39,966)
Net cash used in investing activities	(16,061)	(39,966)

Cash flows from financing activities:
Proceeds from issuance of debt	16,000	184,000
Repayment of debt	(65,000)	(167,000)
Net cash provided by (used in) financing activities	(49,000)	17,000

Net change in cash and cash equivalents	179	(3,966)
Cash and cash equivalents, beginning of period	4,752	10,321

Cash and cash equivalents, end of period	$4,931	$6,355

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$15,580	$20,556
Income taxes paid	—	—

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited, Dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, January 1, 2007	1,000	$—	$428,118	$11,636	$(337,715)	$102,039

Stock based compensation	—	—	63	—	—	63

Net income	—	—	—	—	15,537	15,537
Other comprehensive income (loss) -
Loss on cash flow hedging derivatives	—	—	—	(3,067)	—	(3,067)
Unrealized loss on investments	—	—	—	(1)	—	(1)

Balance, March 31, 2007	1,000	$—	$428,181	$8,568	$(322,178)	$114,571

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii and is estimated to be one of the ten largest incumbent local exchange carriers in the United States with an integrated telecommunications network servicing approximately 595,000 switched access lines as of March 31, 2007.  The Company also served approximately 276,000 long distance lines and had 91,000 retail High Speed Internet connections as of that date.

Organization

The Company has two direct subsidiaries — Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.  Hawaiian Telcom, Inc. operates the regulated local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses.  Hawaiian Telcom Insurance Company, Incorporated is a captive insurance subsidiary of Hawaiian Telcom, Inc. and, until December 31, 2003, provided auto liability, general liability and worker’s compensation insurance to its parent.  The captive subsidiary continues to settle claims related to incidents which occurred prior to January 1, 2004.  The Company insures current incidents with external carriers.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, that are included in the Company’s Form 10-K.

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

Hawaiian Telcom Holdco, Inc. (“Holdco”), the Company’s parent, also is a guarantor for the Company’s notes payable to banks.  Financial statements of Holdco have not been presented as it has no independent assets, liabilities or operations and the guarantees are full and unconditional and joint and several.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such taxes represent primarily Hawaii state excise taxes.  Such taxes amounted to $2.4 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.

Earnings per Share

Because the Company has only one shareholder, Holdco, and has no common stock trading in a public market, information on earnings (loss) per share is not meaningful and has not been presented.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” the Company accounts for stock-based compensation at fair value using the prospective method to all new awards granted, modified or settled after January 1, 2006.  The following table illustrates the effect on the net income (loss) for the three months March 31, 2007 and 2006 if the fair value method had been applied to all outstanding and unvested options (dollars in thousands).

	Three Months Ended
	March 31,
	2007	2006

Net income (loss), as reported	$15,537	$(38,591)
Add: Stock option related employee compensation expense included in net income (loss)	63	6
Deduct: Total stock option related employee compensation expense determined under fair value based method for all awards	(510)	(454)

Pro forma net income (loss)	$15,090	$(39,039)

Reclassifications

Certain amounts presented for cost of services and sales and selling, general and administrative expenses for the three months ended March 31, 2006 have been reclassified to conform to the presentation for the three months ended March 31, 2007.

3.              Recently Issued Accounting Pronouncements

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

4.     Receivables

Receivables for the Company consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Customers and other	$102,224	$106,426
Receivable from BearingPoint	—	24,129
Allowance for doubtful accounts	(27,289)	(30,185)

	$74,935	$100,370

5.              Accrued Expenses

Accrued expenses for the Company consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Salaries and benefits	$12,239	$12,142
Other taxes	1,917	1,496
Interest	23,251	10,303

	$37,407	$23,941

6.              Long-Term Debt

Long-term debt is comprised of the following (dollars in thousands):

	Interest
	Rate at
	March 31,	Final	March 31,	December 31,
	2007	Maturity	2007	2006

Notes payable to banks, revolving credit facility	7.57%	April 30, 2012	$112,000	$160,000
Notes payable to banks, Tranche A term loan	7.60%	April 30, 2012	300,000	300,000
Notes payable to banks, Tranche B term loan	7.60%	October 31, 2012	446,000	447,000
Senior floating rate notes	10.89%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000
			1,358,000	1,407,000
Current portion			37,750	26,500

			$1,320,250	$1,380,500

The revolving credit facility has a principal balance of $200.0 million which will mature on April 30, 2012.  As of March 31, 2007, the available balance on the facility amounted to $87.8 million (subject to covenants and a $0.2 million outstanding letter of credit).

7.     Derivative Instruments and Hedging Activities

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

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations are reported in accumulated other comprehensive income.  These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings.  For the three months ended March 31, 2007 and 2006, the Company had a $3.1 million unrealized loss and a $8.0 million unrealized gain, respectively, included in other comprehensive income.  The fair value of the interest rate swap of $8.5 million and $11.6 million is included in deferred financing and other assets on the consolidated balance sheet at March 31, 2007 and December 31, 2006, respectively.

8.     Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees.

The Company accrues the costs, as determined by an actuary, of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs for the three months ended March 31, 2007 and 2006 (dollars in thousands).

Pension

	Three Months Ended
	March 31,
	2007	2006

Service cost	$3,227	$3,125
Interest cost	3,112	2,842
Expected asset return	(3,903)	(4,029)
Net periodic benefit cost	2,436	1,938
Termination benefit cost	1,860	—
Settlement gain	(876)	—

Total benefit cost	$3,420	$1,938

Other Postretirement Benefits

	Three Months Ended
	March 31,
	2007	2006

Service cost	$398	$500
Interest cost	548	482

Net periodic benefit cost	$946	$982

During the first quarter of 2007, the Company provided a one-time early retirement benefit to selected employees.  The cost of such benefit amounted to $1.9 million.  Upon retirement, the majority of such employees elected a lump sum payment resulting in deemed settlements of $22.0 million and a gain on settlement of $0.9 million.  In addition, the Company froze the benefits in the pension plan for nonunion employees effective April 1, 2007.  The curtailment associated with this plan amendment resulted in a gain of $0.9 million which will be recognized in the second quarter of 2007 when the plan amendment was adopted.

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $2.3 million to its pension plan in 2007.  As of March 31, 2007, no contributions have been made.  The Company presently anticipates contributing the full amount during the remainder of 2007.

9.     Income Taxes

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate of approximately 35% to income (loss) before provision for income taxes for the following reasons (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006

Expense (benefit) at federal rate	$5,963	$(12,967)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	681	(1,111)
Valuation allowance	(5,144)	15,621

Total income tax expense	$1,500	$1,543

A valuation allowance has been provided at March 31, 2007 and December 31, 2006 by the Company for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that the Company generates taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

The Company evaluates its tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.”  As of March 31, 2007 and for the three month period then ended, the Company had no unrecognized tax benefits.  No interest or penalties were recognized in the Company’s statements of operations for the three months ended March 31, 2007 or 2006.  All tax years since the Company’s inception in 2004 remain open for both federal and Hawaii state purposes.

10.  Stock Option Plan

On November 8, 2005, Holdco adopted the Stock Option Plan of Hawaiian Telcom Holdco, Inc. (the “Plan”) that permits the grant of options to its key employees and independent directors and those of its wholly owned subsidiaries. The purpose of the Plan is primarily to align compensation for key executives with the performance of the Company. All options are to be granted at an exercise price that is greater than or equal to the fair value of the common stock of Holdco on the date the stock option is granted.

The Company recognized $63,000 and $6,000 of compensation expense during the three months ended March 31, 2007 and 2006, respectively, related to these option grants.

11.  Comprehensive Income (Loss)

A summary of components of comprehensive income (loss) is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income (loss)	$15,537	$(38,591)
Other comprehensive income (loss) -
Gains (losses) on cash flow hedging derivatives	(3,067)	8,027
Unrealized gain (loss) on investments	(1)	60
Other comprehensive income (loss)	(3,068)	8,087

Comprehensive income (loss)	$12,469	$(30,504)

12.  Commitment and Contingencies

BearingPoint

The Company had previously engaged BearingPoint to build and operate an information technology solution environment including software applications and systems and hardware that the Company uses in its business. The Company had agreed to a fixed fee for build services and operate services. Effective February 6, 2007, the Company and BearingPoint entered into an agreement to settle disputes and transition work to a third party. The settlement provided for a payment to the Company of $52.0 million, which was received in March 2007, as well as waiving obligations to pay all outstanding BearingPoint invoices (amounting to $38.6 million at February 6, 2007 including certain accrued costs).

During the year ended December 31, 2006 and for the period from January 1, 2007 to February 6, 2007, the Company recorded recoveries contractually due under the BearingPoint agreement of $24.1 million and $2.2 million, respectively. The remaining settlement consideration was recognized upon settlement in the first quarter of 2007 resulting in a gain on settlement of $45.7 million.  The settlement gain was net of a charge for $18.6 million representing the write-down of certain software costs for the estimated additional costs to remediate deficiencies in certain systems that had been developed by BearingPoint.

Litigation

The Company is involved in litigation arising in the normal course of business.  The outcome of this litigation is not expected to have a material adverse impact on the Company’s financial statements.

13.       Sale of Directories Publishing Segment

On April 29, 2007, the Company entered into an agreement to sell its directories publishing segment for $435.0 million to an unrelated entity.  The sale is subject to various conditions including approval of the Hawaii Public Utilities Commission.  The sale is not expected to close until the fourth quarter of 2007 or first quarter of 2008.

14.  Segment Information

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

The following tables provide operating financial information for the Company’s two reportable segments (dollars in thousands):

	Telecom-
	munications	Publishing	Total
Company — For the three months ended and as of March 31, 2007
Operating revenues	$125,463	$17,670	$143,133
Depreciation and amortization	41,747	1,928	43,675
Net income	11,380	4,157	15,537
Capital expenditures	16,061	—	16,061
Assets	1,461,142	178,307	1,639,449

Company - Assets as of December 31, 2006	$1,531,872	$180,292	$1,712,164

Company — For the three months ended March 31, 2006
Operating revenues	$126,034	$15,485	$141,519
Depreciation and amortization	38,276	2,191	40,467
Net income (loss)	(45,290)	6,699	(38,591)
Capital expenditures	39,966	—	39,966

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

These and other factors may cause our actual results to differ materially from any forward-looking statement.  Refer to our Form 10-K, for a detailed discussion on risks that could materially adversely affect our business, financial condition or results of operations.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business operations.

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

Background

In the following discussion and analysis of financial condition and results of operations, unless the context otherwise requires, “we,” “us” or the “Company” refers, collectively, to Hawaiian Telcom Communications, Inc., wholly-owned by Hawaiian Telcom Holdco, Inc., and its subsidiaries.

Segments and Sources of Revenue

We operate in two reportable segments (Telecommunications and Publishing) based on how our chief operating decision maker makes decisions about allocating resources and assessing performance.

Telecommunications

The telecommunications segment derives revenue from the following sources:

Local Telephone Services — We receive revenue from providing local exchange telephone services.  These revenues include monthly charges for basic service, local private line services and enhanced calling features such as voice mail, caller ID and 3-way calling.

Network Access Services — We receive revenue from charges established to compensate us for origination, transport and termination of calls for long distance and other interexchange carriers.  These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others.

Long Distance Services — We receive revenue from providing toll, or long distance, services to our customers.

High Speed Internet and Other Internet — We receive revenue from monthly recurring charges for High Speed Internet and dial-up Internet access services.

Other Telecommunication Services and Sales — Other services and sales include inside line care and sale and maintenance of customer premise equipment, as well as revenue from wireless services.  We are currently incurring development costs related to our plan to provide digital television services.

Publishing

We receive revenue from the sale of advertising in printed and electronic directories in Hawaii.  On April 29, 2007, the Company entered into an agreement to sell its directories publishing segment.

Results of Operations

We reported a net income of $15.5 million and a net loss of $38.6 million for the three months ended March 31, 2007 and 2006, respectively.

Operating Revenues

The following tables summarize our volume and revenue information as of or through March 31, 2007 and March 31, 2006.  For comparability, we also present customer activity as of March 31, 2007 compared to December 31, 2006.

Volume Information

March 2007 compared to March 2006

	March 31,	March 31,	Change
	2007	2006	Number	Percentage

Switched access lines
Residential	357,809	400,436	(42,627)	-10.6%
Business	231,079	232,651	(1,572)	-0.7%
Public	5,676	5,845	(169)	-2.9%
	594,564	638,932	(44,368)	-6.9%

High Speed Internet lines - retail
Residential	74,988	73,824	1,164	1.6%
Business	15,990	9,751	6,239	64.0%
	90,978	83,575	7,403	8.9%

Long distance lines
Residential	189,284	214,786	(25,502)	-11.9%
Business	86,252	76,207	10,045	13.2%
	275,536	290,993	(15,457)	-5.3%

March 2007 compared to December 2006

	March 31,	December 31,	Change
	2007	2006	Number	Percentage

Switched access lines
Residential	357,809	369,105	(11,296)	-3.1%
Business	231,079	228,052	3,027	1.3%
Public	5,676	5,705	(29)	-0.5%
	594,564	602,862	(8,298)	-1.4%

High Speed Internet lines - retail
Residential	74,988	74,636	352	0.5%
Business	15,990	15,684	306	2.0%
	90,978	90,320	658	0.7%

Long distance lines
Residential	189,284	193,716	(4,432)	-2.3%
Business	86,252	83,601	2,651	3.2%
	275,536	277,317	(1,781)	-0.6%

Operating Revenues (dollars in thousands)

	Three Months Ended March 31,		Change
	2007	2006	Amount	Percentage

Telecommunications:
Local services	$54,510	$57,347	$(2,837)	-4.9%
Network access services	40,157	38,229	1,928	5.0%
Long distance services	8,273	9,939	(1,666)	-16.8%
High Speed Internet and other Internet	9,028	9,522	(494)	-5.2%
Other services and sales	13,495	10,997	2,498	22.7%
	125,463	126,034	(571)	-0.5%
Publishing	17,670	15,485	2,185	14.1%

	$143,133	$141,519	$1,614	1.1%

For the three months ended March 31, 2007, local services revenues decreased $2.8 million, or 4.9%, as compared to same period in 2006.  The decrease in revenue was related primarily to the decline in the volume of switched access lines partially offset by a change in the level of estimated activation fee revenue which is being deferred.

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

•                  Specific impact of our systems implementation effort — our on-going effort to stabilize and migrate our systems has limited our ability to launch new products and robustly support customer service requirements for both residential and business customers. As our systems implementation progresses, the impact of this effort will have a significantly diminished effect on switched access line loss.

In an effort to slow the rate of line loss, we have instituted a “save-the-line” campaign and are increasingly focusing efforts on bundling of services.  These efforts will include launching and promoting new products, as well as enhancing our customer service capability to improve customer retention.

For the three months ended March 31, 2007, network access services revenue increased by $1.9 million or 5.0%, as compared to the three months ended March 31, 2006.  Network access revenue increased as a result of increased demand for special access data services.

Long distance revenues decreased $1.7 million, or 16.8%, for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.  The revenue decline was related to the reduction in switched access lines (resulting in fewer customers utilizing toll services) and competitive pressures similar to those faced with local service. In addition, we experienced a higher volume of billing credits during the first quarter of 2007 related to the resolution of various billing matters.  We continue to promote a flat-rate long distance plan and have reduced the price of service to increase its appeal to customers. The flat rate plan is intended to extend the service life of existing customers who use significant amounts of long distance while attracting new long distance users.

High Speed Internet and other Internet revenues decreased $0.5 million, or 5.2%, for three months ended March 31, 2007 as compared to the same period in the prior year.  The demand for High Speed Internet services has increased from 2006 to 2007. However, competitive rate pressures and the elimination of the billing for (and related cost) of a government surcharge has caused revenue to decline in the first quarter of 2007 compared to the same period in 2006. Beginning in mid-September 2006, the Company began offering the first three months of High Speed Internet service at a significantly discounted price in an effort to compete with rate plans offered by other providers. In addition, there was a higher level of High Speed Internet disconnects during the fourth quarter of 2006 and first quarter of 2007 because of delays in processing orders.

Other services and sales increased $2.5 million, or 22.7%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  The increase was primarily related to higher levels of customer premise equipment installations and corresponding maintenance arrangements.

Wireless services (included in the other services and sales revenue category) are still in the early stages. As of March 31, 2007, we had approximately 19,500 external wireless subscribers and recognized revenue of approximately $2.3 million for the three months ended March 31, 2007 as compared to $1.5 million for the same period in the prior year, also contributing to the increase in other services and sales.

Publishing revenue increased by $2.2 million for the first quarter of 2007 compared to the first quarter of 2006.  The increase was caused, in part, by the application of purchase accounting applied when we acquired Verizon’s Hawaii Business on May 2, 2005.  The predecessor deferred publishing revenue was not carried over to our balance sheet.  This resulted in revenue for the three months ended March 31, 2006 being approximately $0.9 million less.  The remainder of the increase is attributed to additional directory advertising sales.

Transition Costs and Other Cost Structure Changes

We are incurring significant expenses in our efforts to become a stand-alone provider of telecommunication services.  The major components of such expenses incurred for the three months ended March 31, 2007 and 2006 are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006

Employee separation costs	$893	$—
Pension termination benefits, net of related settlement gain	984
Expense component of BearingPoint contract to build information technology infrastructure and other BearingPoint transition	—	1,842
Verizon transition and other services, components estimated by management to reflect transition services net of expense recovery from BearingPoint to defer costs of transition services because of delay in completion	—	22,658
Employee relocation costs	—	369
Other	594	2,422

	$2,471	$27,291

We expect that these costs will continue to decline as we complete our transition.

In addition to the costs outlined above, the Company incurred systems related remediation and work around costs of $7.0 million in the quarter ended March 31, 2007.  These expenses, referred to as contingency costs, represent additional amounts paid to external vendors and internal personnel to maintain acceptable operating performance until certain system remediation work led by Accenture can be completed.  These costs are expected to decline as the year progresses and to cease by year end as the systems remediation activities are completed.

Operating Costs and Expenses

The following table summarizes our costs and expenses for the three months ended March 31, 2007 compared to the costs and expenses for the three months ended March 31, 2006 (dollars in thousands):

	Three Months Ended March 31,		Change
	2007	2006	Amount	Percentage

Costs of services and sales	$51,380	$65,665	$(14,285)	-21.8%
Selling, general and administrative expenses	47,180	45,450	1,730	3.8%
Settlement with BearingPoint	(45,681)	—	(45,681)	N/A
Depreciation and amortization	43,675	40,467	3,208	7.9%

	$96,554	$151,582	$(55,028)	-36.3%

Cost of services and sales consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, cost of goods sold directly associated with various products and production and distribution of directories.  Costs of services and sales decreased by $14.3 million, or 21.8%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  The decrease in expense is related to costs we incurred in the first quarter of 2006 to Verizon under the Transition Services Agreement offset, in part, by costs for services incurred in the first quarter of 2007 needed to replace those that previously were being provided by Verizon.  These cost structure changes are more fully described below.

Selling, general and administrative includes expenses related to sales and marketing, customer service, information systems and other administrative functions.  Selling, general and administrative expenses increased by $1.7 million, or 3.8%, for the three months ended March 31, 2007 as compared to the same period in 2006.  The increase was caused by contingency costs (discussed previously) which we incurred in the first quarter of 2007.

Effective February 6, 2007, the Company and BearingPoint entered into an agreement to settle disputes and transition work to a third party. The settlement provides for a payment to us of $52.0 million, which was received in March 2007, as well as waiving obligations to pay all outstanding BearingPoint invoices (amounting to approximately $38.6 million at February 6, 2007 including certain accrued costs) and to provide transition services to us at no cost.

During the year ended December 31, 2006 and for the period from January 1, 2007 to February 6, 2007, we recorded recoveries contractually due under the BearingPoint agreement of $24.1 million and $2.2 million, respectively. The remaining settlement consideration was recognized upon settlement in the first quarter of 2007 resulting in a gain on settlement of $45.7 million.  The settlement gain was net of a charge for $18.6 million representing the write-down of certain software costs for the estimated additional costs to remediate deficiencies in certain systems that had been developed by BearingPoint.

Our cost structure has gone through significant changes during 2006 and 2007.  The most significant area of change is related to the composition of third-party service providers utilized in our operations such as Verizon, BearingPoint, Accenture and LM Berry.

Through March 31, 2006, Verizon provided services to us under the Transition Services Agreement.  The cost of such services amounted to $29.1 million for the first quarter.

We previously had an agreement with BearingPoint to build and operate our information technology infrastructure.  The costs of operating our information technology infrastructure amounted to $3.9 million for the first quarter of 2006.  There was no cost in the first quarter of 2007.

In conjunction with the transition to us from BearingPoint of the responsibility for the build and operate of our information technology infrastructure, we began utilizing the services of Accenture late in the third quarter of 2006.  Fees to Accenture for operate services amounted to $0.9 million in the first quarter of 2007.

Our agreement with L.M. Berry provides for them to receive a percentage of revenue for their services for sales, publishing, printing and distribution of our directories published beginning in 2006.  The fees for publishing services amounted to $7.1 million and $3.1 million for the three months ended March 31, 2007 and 2006, respectively.

We have taken steps and are evaluating further actions to reduce the cost of operations.  During the first quarter of 2007, we offered enhanced retirement benefits that resulted in the voluntary reduction of 60 employees and announced plans to outsource our directory assistance services to a third party.

Depreciation and amortization increased by $3.2 million, or 7.9%, for the three months ended March 31, 2007 when compared to same period in 2006.  The increase was primarily related to depreciation on new information technology infrastructure placed in service since April 1, 2006.

Interest Expense

Interest expense increased by $2.6 million, or 9.7%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  The increase was due to an increase in average outstanding borrowings as well as an increase in rates.

Income Tax Expense

A valuation allowance has been provided at March 31, 2007 and December 31, 2006 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Other Business Matters

During 2006, we announced our effort to develop a network capable of providing integrated digital television, high-speed broadband and voice services in order to provide additional bundled service offerings to new and existing customers.  In conjunction therewith, an application for a video franchise is pending with the State of Hawaii, Department of Commerce and Consumer Affairs, Cable Television Division.  We have developed plans to build out our network to offer such services.  We are working with our vendors to develop the requisite hardware and software platform and are negotiating for programming content.  Our ability to provide an attractive and profitable video offering will depend significantly on the results of these regulatory and infrastructure development efforts.

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

On April 29, 2007, we entered into an agreement to sell our directories publishing segment for $435 million to an unrelated entity.  The sale is subject to various conditions including approval of the Hawaii Public Utilities Commission.  The sale is not expected to occur until the fourth quarter of 2007 or first quarter of 2008.  It is expected that the net proceeds will be utilized to repay debt when the sale occurs.

Cash Flows

Net cash provided by operations of $65.2 million for the three months ended March 31, 2007 was related primarily to our net income of $15.5 million as adjusted to exclude non-cash items and working capital movements of $49.7 million. The most significant non-cash item during the period was depreciation and amortization expense of $43.7 million.  Cash provided from operations amounted to $19.0 million for the three months ended March 31, 2006.  The increase in cash provided by operations from the first quarter of 2006 to the same period in 2007 was related primarily to the $52.0 million received from the BearingPoint settlement and our improved cost structure.

Cash used in investing activities was comprised of $16.1 million and $40.0 million of capital expenditures for the three months ended March 31, 2007 and 2006, respectively. This includes $13.8 million during the first quarter of 2006 related to our efforts to build our back-office and IT infrastructure.  With most transition related capital spending having been completed, we expect our total capital spending in 2007 to be lower than 2006 levels.

Cash used in financing activities was $49.0 million for the three months ended March 31, 2007.  Cash provided by financing activities was $17.0 million for the three months ended March 31, 2006.  All financing activities related to borrowing activity.  The change in borrowing activity from the first quarter of 2007 compared to the first quarter of 2006 related primarily to the receipt of $52.0 million from the BearingPoint settlement which was utilized to repay debt.

Outstanding Debt and Financing Arrangements

As of March 31, 2007, we had outstanding $1,358.0 million in aggregate indebtedness, excluding unused commitments, with $87.8 million of additional borrowing capacity available, subject to covenant restrictions, under our revolving credit facility.

Our senior credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility is available for general corporate purposes and comprised loans in a total principal amount of up to $200.0 million, of which $112.0 million has been drawn and $87.8 million was available as of March 31, 2007 (subject to the covenants described below and a $0.2 million outstanding letter of credit).  The term loan facilities are comprised of a Tranche A term loan facility in a total principal amount of $300.0 million, and a Tranche B term loan facility in a total principal amount of $446.0 million.  Our total outstanding balance on our senior credit facilities amounted to $858.0 million as of March 31, 2007.  Our senior credit facilities bear interest at a rate equal to the applicable margin plus, at our option, either:

•                  a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus ½ of 1%; or

•                  a Eurocurrency rate on deposits for one-, two-, three- or six-month periods (or nine- or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available).

Our senior credit facilities also require us, and will require our existing and future restricted subsidiaries, with certain exceptions set forth in our credit agreement, to meet certain financial covenants and ratios, particularly a leverage ratio, a senior secured leverage ratio and an interest coverage ratio.  We were in compliance with all covenants as of March 31, 2007.

Our senior floating rate notes in the aggregate principal amount of $150.0 million mature on May 1, 2013 and bear interest at a rate reset and payable semi-annually at LIBOR, as defined, plus 5.50%. Our senior fixed rate notes in the aggregate principal amount of $200.0 million mature on May 1, 2013 and bear interest at a rate of 9.75% per year. Our senior subordinated notes in the aggregate principal amount of $150.0 million will mature on May 1, 2015 and bear interest at a fixed rate of 12.50% per year. Our senior notes are general unsecured obligations. A portion or all of our senior notes may be redeemed at various dates beginning May 1, 2007 at certain premiums based on specified terms. Our senior notes contain various covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets.

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

Contractual Obligations

During the three months ended March 31, 2007, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2006 in our Form 10-K, with the exception of the decrease in the balance on the revolving credit facility to $112.0 million and the addition of our obligation to Accenture as disclosed in our Form 10-K.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Form 10-K, and have not changed materially from that discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, our floating rate obligations consist of $112.0 million of debt outstanding under our revolving credit facility, $300.0 million of debt outstanding under our Tranche A term loan facility, $446.0 million of debt outstanding under our Tranche B term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at March 31, 2007 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $1.3 million.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations.  The variable-rate debt exposes us to variability in interest payments due to changes in interest rates.  Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings.

To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, in June 2005, we entered into six interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt on our term loan facilities and notes.  The interest rate swap agreements have a cumulative notional amount that ranges from $451.4 million at June 30, 2005, to a high of $704.3 million at September 30, 2006, to a balance of $253.0 million at maturity on December 31, 2010.  The fixed rate is 3.98% for the period from June 30, 2005 to December 30, 2006 and 4.36% from December 31, 2006 to December 31, 2010.  The interest rate swaps effectively change the variable-rate cash flow exposure on certain of our debt obligations to fixed cash flows.  Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments.  We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes.  The fair value of the swap agreements amounted to approximately $8.5 million as of March 31, 2007.  Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness.

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

Item 4.  Controls and Procedures

We have disclosed to the auditors and to the Audit Committee of the Board of Directors of the Company a material weakness in the design and operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data. As most recently disclosed in our Form 10-K filed April 2, 2007, there was a significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of March 31, 2006 that did not materially affect our internal control over financial reporting during the fiscal quarter ended March 31, 2006. However, the significant change affected our internal control over financial reporting for the fiscal periods thereafter. We previously disclosed a material weakness in internal control over financial reporting and that we are still in the process of evaluating and adjusting the functionality of all new systems and making modifications and enhancements to internal control processes associated with these new systems. Specifically, the Company began processing transactions utilizing newly implemented operating, financial and administrative information technology systems during 2006. BearingPoint built or converted our back-office and IT infrastructure necessary to replace systems previously provided by Verizon but not all of these systems are functioning or functioning in an acceptable manner for our business. The Company has been using new processes, procedures and controls associated with these new systems for a short period of time.

A material weakness in internal control over financial reporting exists because there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented and detected. The material weakness results from significant weaknesses in several information technology systems and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data after our March 31, 2006 transition. These system deficiencies relate to (but are not limited to) the following:

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

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was a change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of March 31, 2006 that did materially affect our internal control over financial reporting during the fiscal periods thereafter and is reasonably likely to affect our internal control over financial reporting in the future. Deficiencies in certain information technology systems and change management controls have continued during the three months ended March 31, 2007.  Remedial measures to address the deficiencies in our internal controls over financial reporting are discussed in more detail below.

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

A material weakness in internal control over financial reporting exists because there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented and detected. The material weakness results from significant weaknesses in several information technology systems and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data after our March 31, 2006 transition. These system deficiencies relate to (but are not limited to) the following:

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

PART II — OTHER INFORMATION

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

HAWAIIAN TELCOM COMMUNICATIONS, INC.

May 14, 2007	/s/ Michael S. Ruley
Michael S. Ruley Chief Executive Officer

May 14, 2007	/s/ Daniel P. O’Brien
Daniel P. O’Brien Senior Vice President and Chief Financial Officer

May 14, 2007	/s/ Robert F. Reich
Robert F. Reich Vice President, Finance and Controller

EXHIBIT INDEX

10.45	Second Amendment dated March 16, 2007 to Sprint Wholesale Master Services Agreement between Sprint Communications Company L.P. and Hawaiian Telcom Communications, Inc., dated December 5, 2005.
10.46	Amendment Five to Directory Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom Merger Sub, Inc.) and L. M. Berry and Company, dated April 6, 2007.
10.47

Employment Agreement, dated as of March 28, 2007, by and between Paul H. Sunu and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on April 2, 2007).

10.48

Purchase Agreement, dated as of April 29, 2007, by and among Hawaiian Telcom Communications, Inc., Hawaiian Telcom Services Company, Inc. and CBD Investor, Inc. (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on May 3, 2007).

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