Form 10-Q
period 2007-06-30
Hawaiian Telcom Communications, Inc.
filed 2007-08-14
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of common stock outstanding as of August 14, 2007: 1,000

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues	$121,404	$127,757	$246,867	$253,791

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	46,660	52,847	91,405	115,197
Selling, general and administrative	40,978	42,025	85,270	85,351
Settlement with BearingPoint	—	—	(45,681)	—
Depreciation and amortization	38,009	42,971	79,757	81,247

Total operating expenses	125,647	137,843	210,751	281,795

Operating income (loss)	(4,243)	(10,086)	36,116	(28,004)

Other income (expense):
Interest expense	(29,591)	(29,299)	(59,275)	(56,348)
Loss on early extinguishment of debt	(7,780)	—	(7,780)	—
Other income and expense, net	141	148	284	212

Total other expense	(37,230)	(29,151)	(66,771)	(56,136)

Loss from continuing operations before provision for income taxes	(41,473)	(39,237)	(30,655)	(84,140)

Provision (benefit) for income taxes	(3,900)	600	(3,300)	1,243

Loss from continuing operations	(37,573)	(39,837)	(27,355)	(85,383)

Income from discontinued operations, net of tax	58,984	7,607	64,303	14,562

Net income (loss)	$21,411	$(32,230)	$36,948	$(70,821)

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share information)

	June 30,	December 31,
	2007	2006

Assets

Current assets
Cash and cash equivalents	$4,694	$4,752
Receivables, net	65,843	100,370
Material and supplies	7,582	9,915
Prepaid expenses	8,262	4,894
Assets held for sale	186,647	—
Deferred income taxes	50,000	—
Other current assets	7,184	7,690
Total current assets	330,212	127,621
Property, plant and equipment, net	793,145	818,172
Deferred financing and other assets	44,403	46,372
Intangible assets, net	515,707	583,220
Goodwill	—	136,779

Total assets	$1,683,467	$1,712,164

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$35,547	$91,690
Accrued expenses	22,606	23,941
Advance billings and customer deposits	15,783	15,540
Current maturities of long-term debt	8,600	26,500
Liabilities associated with assets held for sale	8,000	—
Other current liabilities	6,498	3,764
Total current liabilities	97,034	161,435
Long-term debt	1,376,400	1,380,500
Deferred income taxes	5,400	10,300
Employee benefit obligations	55,508	50,874
Other liabilities	7,784	7,016
Total liabilities	1,542,126	1,610,125

Commitments and contingencies (Note 13)

Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	—	—
Additional paid-in capital	428,270	428,118
Accumulated other comprehensive income	13,838	11,636
Accumulated deficit	(300,767)	(337,715)
Total stockholder’s equity	141,341	102,039

Total liabilities and stockholder’s equity	$1,683,467	$1,712,164

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$36,948	$(70,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	82,328	85,629
Deferred income taxes, net	(54,900)	3,000
Employee retirement benefits	4,633	5,621
Provision for uncollectibles	5,273	10,683
Write-down of software costs	18,593	—
Loss on early extinguishment of debt	7,780	—
Changes in operating assets and liabilities:
Receivables	19,777	(29,291)
Material and supplies	2,333	(77)
Other current assets	(3,719)	(2,709)
Accounts payable and accrued expenses	(54,778)	6,835
Other current liabilities	2,736	(2,818)
Other, net	3,638	972
Net cash provided by operating activities	70,642	7,024

Cash flows from investing activities:
Capital expenditures	(42,352)	(66,139)
Net cash used in investing activities	(42,352)	(66,139)

Cash flows from financing activities:
Proceeds from issuance of debt	932,000	241,000
Repayment of debt	(954,000)	(189,500)
Debt issuance costs	(6,348)	—
Net cash provided by (used in) financing activities	(28,348)	51,500

Net change in cash and cash equivalents	(58)	(7,615)
Cash and cash equivalents, beginning of period	4,752	10,321

Cash and cash equivalents, end of period	$4,694	$2,706

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$57,878	$58,509
Income taxes paid	1,350	—

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, January 1, 2007	1,000	$—	$428,118	$11,636	$(337,715)	$102,039

Stock based compensation	—	—	152	—	—	152

Net income	—	—	—	—	36,948	36,948
Other comprehensive income (loss) -
Gains on cash flow hedging derivatives	—	—	—	2,224	—	2,224
Unrealized loss on investments	—	—	—	(22)	—	(22)

Balance, June 30, 2007	1,000	$—	$428,270	$13,838	$(300,767)	$141,341

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii and is estimated to be the tenth largest incumbent local exchange carrier in the United States with an integrated telecommunications network servicing approximately 581,000 switched access lines as of June 30, 2007.  The Company also served approximately 270,000 long distance lines and had 92,000 High-Speed Internet connections as of that date.

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

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such taxes represent primarily Hawaii state excise taxes.  Such taxes amounted to $2.1 million and $4.5 million for the three and six months ended June 30, 2007, and $2.0 million and $2.7 million for the three and six months ended June 30, 2006, respectively.

Earnings per Share

Because the Company has only one shareholder, Holdco, and has no common stock trading in a public market, information on earnings (loss) per share is not meaningful and has not been presented.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” the Company accounts for stock-based compensation at fair value using the prospective method for all new awards granted, modified or settled after January 1, 2006.  The following table illustrates the effect on net income (loss) for the three and six months ended June 30, 2007 and 2006 if the fair value method had been applied to all outstanding options (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss), as reported	$21,411	$(32,230)	$36,948	$(70,821)
Add: Stock option related employee compensation expense included in net income (loss)	89	18	152	24
Deduct: Total stock option related employee compensation expense determined under fair value based method for all awards	(417)	(466)	(808)	(920)

Pro forma net income (loss)	$21,083	$(32,678)	$36,292	$(71,717)

Reclassifications

Certain amounts presented for cost of services and sales and selling, general and administrative expenses for the three and six months ended June 30, 2006 have been reclassified to conform to the presentation for the three and six months ended June 30, 2007.

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

4.              Discontinued Operations

On April 29, 2007, the Company entered into an agreement to sell its directories publishing segment for $435.0 million to an unrelated entity.  The sale is subject to certain conditions including approval of the Hawaii Public Utilities Commission.  The sale is expected to close no later than the first quarter of 2008.

The following table summarizes the revenue and expenses of the discontinued operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues	$16,245	$16,917	$33,915	$32,402
Operating expenses, includes amortization of $643 and $2,571 for 2007 and $2,191 and $4,382 for 2006	9,761	8,410	21,212	16,040
Income before income taxes	6,484	8,507	12,703	16,362
Provision (benefit) for income taxes	(52,500)	900	(51,600)	1,800

Income from discontinued operations	$58,984	$7,607	$64,303	$14,562

The tax benefit recognized during the three and six months ended June 30, 2007 represents primarily the partial reversal of a valuation allowance on deferred income tax assets.  The amount of the reversal is based on the estimated expected benefit the Company will realize for tax return purposes upon the sale of the directories publishing segment.  The Company will continue to assess the recoverability of deferred income tax assets and the related valuation allowance.  To the extent that the amount of estimated tax benefit changes based on additional facts as to the Company’s level of income or loss, such that the amount of the valuation allowance were to increase or decrease, the additional tax cost or benefit will be recognized at that time.

The following table presents the condensed balance sheet of the discontinued operations as of June 30, 2007 (dollars in thousands):

Current assets	$10,355
Intangible assets, net	39,513
Goodwill	136,779

Total assets held for sale	$186,647

Current liabilities associated with discontinuted operations	$8,000

5.              Receivables

Receivables for the Company consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Customers and other	$88,248	$106,426
Receivable from BearingPoint	—	24,129
Allowance for doubtful accounts	(22,405)	(30,185)

	$65,843	$100,370

6.              Accrued Expenses

Accrued expenses for the Company consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Salaries and benefits	$12,160	$12,142
Other taxes	976	1,496
Interest	9,470	10,303

	$22,606	$23,941

7.              Long-Term Debt

Long-term debt for the Company consisted of the following (dollars in thousands):

	Interest
	Rate at
	June 30,	Final	June 30,	December 31,
	2007	Maturity	2007	2006

Notes payable to banks, revolving credit facility	7.59%	April 30, 2012	$25,000	$160,000
Notes payable to banks, Tranche C term loan	7.61%	June 1, 2014	860,000	—
Notes payable to banks, Tranche A term loan	NA	NA	—	300,000
Notes payable to banks, Tranche B term loan	NA	NA	—	447,000
Senior floating rate notes	10.86%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000
			1,385,000	1,407,000
Current portion			8,600	26,500

			$1,376,400	$1,380,500

Notes Payable to Banks

On June 1, 2007, the Company entered into a new bank credit facility which consists of an amended revolving credit facility and a Tranche C term loan with a syndicate of financial institutions.  The new Tranche C facility was used to repay $109.0 million of the existing revolving credit facility and the balance due on the Company’s Tranche A and Tranche B term loans.

The amended revolving credit facility has a principal balance of $200.0 million which will mature on April 30, 2012.  Of the $200.0 million revolver commitment, only $90.0 million is currently available to the Company.  On or before June 1, 2008, the Company may elect to increase the available commitment by up to $110.0 million such that the full $200.0 million is available for borrowing.  As of June 30, 2007, the available balance on the facility amounted to $64.8 million (subject to covenants described below and a $0.2 million outstanding letter of credit).

The Tranche C term loan has an original principal amount of $860.0 million.  The Tranche C term loan facility will mature on June 1, 2014 and will amortize with quarterly principal payments beginning September 30, 2007 amounting to $2.1 million per quarter with the balance due at maturity.  The maturity will be April 30, 2012 if the Company is not able to obtain approval of the Hawaii Public Utilities Commission to allow certain guaranty agreements to be extended through June 1, 2014.  The facility provides for a one percent prepayment premium for certain refinancing transactions through June 1, 2008 and no premium thereafter.  The obligations under the bank credit facilities are guaranteed by Holdco and each subsidiary with certain exceptions. In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

Borrowings under the bank credit facilities bear interest at a rate equal to the applicable margin plus, at the Company’s option, either: (a) a base rate determined by reference to the higher of (1) prime rate, as defined, and (2) the federal funds rate plus ½ of 1%; or (b) a Eurocurrency rate on deposits for one-, two-, three- or six-month periods (or nine- or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available).

A commitment fee is payable to the lenders under the revolving credit facility.

The bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants consisting of a leverage ratio and a maximum level of capital expenditures.

In connection with the June 2007 refinancing, the Company paid $6.3 million in underwriting fees, agency fees and legal costs.  The refinancing costs were accounted for in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Modification of Debt Instruments with Different Terms” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Agreements.”  The Company compared each syndicated lenders’ loan under the Tranche C term loan with the syndicated lenders’ loan under the Tranche A and Tranche B term loans.  A similar comparison was done for the revolving credit facility.  For loans under the Tranche C term loan that were substantially different, the Company recorded the exchange of debt instruments as debt extinguishment, expensed deferred financing costs associated with the extinguished debt and capitalized third-party costs associated with the new loans.  For loans under the Tranche C term loan that were not substantially different, the Company accounted for the exchange of debt instruments as a refinancing and expensed third-party costs associated with the refinancing.  As a result of the refinancing, the Company expensed $5.2 million of deferred financing costs and $2.6 of refinancing costs resulting in a loss on early extinguishment of debt of $7.8 million.  In addition, the Company capitalized $3.7 million of refinancing fees.

One of the syndicated lenders is an affiliate of The Carlyle Group, a private equity firm, with an approximately five percent participation in the Tranche C term loan.  The Carlyle Group formed the Company as its sponsor and is deemed an affiliate of the Company.

Maturities

The annual requirements for principal payments on long-term debt including the new bank credit agreement as of June 30, 2007 are as follows (dollars in thousands):

Year ended December 31,
2007 (balance of year)	$4,300
2008	8,600
2009	8,600
2010	8,600
2011	8,600
Thereafter	1,346,300

$1,385,000

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

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations are reported in accumulated other comprehensive income.  These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings.  For the three and six months ended June 30, 2007, the Company had a $5.3 million unrealized gain and a $2.2 million unrealized gain, respectively, included in other comprehensive income.  For the three and six months ended June 30, 2006, the Company had a $5.4 million and $13.4 million unrealized gain, respectively, included in other comprehensive income.  The fair value of the interest rate swap of $13.8 million and $11.6 million is included in deferred financing and other assets on the consolidated balance sheet at June 30, 2007 and December 31, 2006, respectively.

9.     Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees.

The Company accrues the costs, as determined by an actuary, of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs (income) for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

Pension

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$2,241	$3,011	$5,468	$6,136
Interest cost	3,018	2,810	6,130	5,652
Expected asset return	(4,134)	(4,000)	(8,037)	(8,029)
Net periodic benefit cost	1,125	1,821	3,561	3,759
Termination benefit cost	—	—	1,860	—
Settlement gain	—	—	(876)	—
Curtailment gain	(1,378)	—	(1,378)	—

Total benefit cost (income)	$(253)	$1,821	$3,167	$3,759

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$398	$500	$796	$1,000
Interest cost	548	482	1,096	964

Net periodic benefit cost	$946	$982	$1,892	$1,964

During the first quarter of 2007, the Company provided a one-time early retirement benefit to selected employees.  The cost of such benefit amounted to $1.9 million.  Upon retirement, the majority of such employees elected a lump sum payment resulting in deemed settlements of $22.0 million and a gain on settlement of $0.9 million.  In addition, the Company froze the benefits in the pension plan for nonunion employees effective April 1, 2007.  The curtailment associated with this plan amendment resulted in a gain of $1.4 million which was recognized in the second quarter of 2007 when the plan amendment was adopted.

The Company expects to contribute $2.6 million to its pension plan in the third quarter of 2007.

10.  Income Taxes

The provision (benefit) for income taxes differs from the amounts determined by applying the statutory federal income tax rate of approximately 35% to loss from continuing operations before provision (benefit) for income taxes for the following reasons (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007,		June 30, 2007,
	2007	2006	2007	2006

Benefit at federal rate	$(14,516)	$(13,733)	$(10,729)	$(29,449)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,659)	(1,569)	(1,226)	(3,366)
Valuation allowance	12,275	15,902	8,655	34,058

Provision (benefit) for income taxes	$(3,900)	$600	$(3,300)	$1,243

A valuation allowance has been provided at June 30, 2007 and December 31, 2006 by the Company for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that the Company generates taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

The Company evaluates its tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.”  As of June 30, 2007 and for the six month period then ended, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s statements of operations for the six months ended June 30, 2007 or 2006.  All tax years since the Company’s inception in 2004 remain open for both federal and Hawaii state purposes.

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

In May 2007, options for an additional 5,166 shares were granted at an exercise price of $1,000 per share.   The Company recognized $89,000 and $152,000 of compensation expense during the three and six months ended June 30, 2007, respectively, related to its option grants.  Similarly, the Company recognized compensation expense of $18,000 and $24,000 during the three and six months ended June 30, 2006, respectively.

12.  Comprehensive Loss

A summary of components of comprehensive income (loss) is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$21,411	$(32,230)	$36,948	$(70,821)
Other comprehensive income -
Gains on cash flow hedging derivatives	5,291	5,401	2,224	13,428
Unrealized gain (loss) on investments	(21)	(59)	(22)	1
Other comprehensive income	5,270	5,342	2,202	13,429

Comprehensive income (loss)	$26,681	$(26,888)	$39,150	$(57,392)

13.  Commitment and Contingencies

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

14.  Segment Information

The Company has two reportable segments consisting of Wireline Services and Other based on how the Company’s chief operating decision maker makes decisions about allocating resources and assessing performance.  The Wireline Services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines.  In addition, the Wireline Services segment provides High-Speed Internet, video services (in development), long distance services, customer premise equipment distribution, data solutions, billing and collection, and pay telephone services.  The Other segment consists primarily of wireless services.

Through the first quarter of 2007, the Company operated another segment, Publishing, which comprised the sale of advertising in printed and electronic directories in Hawaii.  On April 29, 2007, the Company entered into an agreement to sell its Publishing segment.  As disclosed in Note 4, the Publishing business has been classified as discontinued operations and, accordingly, is not presented in the segment results below.  In connection therewith, the Company reevaluated its structure for reporting financial results and identified the Wireline Services and Other segments.

The following tables provide operating financial information for the Company’s two reportable segments (dollars in thousands):

			Intersegment
	Wireline	Other	Elimination	Total

For the three months ended and as of June 30, 2007
Operating revenues	$118,908	$2,820	$(324)	$121,404
Depreciation and amortization	38,009	—	—	38,009
Loss from continuing operations	(35,606)	(1,643)	(324)	(37,573)
Assets	1,495,634	1,186	—	1,496,820

For the six months ended June 30, 2007
Operating revenues	$242,071	$5,397	$(601)	$246,867
Depreciation and amortization	79,757	—	—	79,757
Loss from continuing operations	(23,040)	(3,714)	(601)	(27,355)
Capital expenditures	42,352	—	—	42,352

Assets as of December 31, 2006	$1,530,702	$1,170	$—	$1,531,872

For the three months ended June 30, 2006
Operating revenues	$126,026	$2,003	$(272)	$127,757
Depreciation and amortization	42,971	—	—	42,971
Loss from continuing operations	(37,803)	(1,762)	(272)	(39,837)

For the six months ended June 30, 2006
Operating revenues	$250,546	$3,750	$(505)	$253,791
Depreciation and amortization	81,247	—	—	81,247
Loss from continuing operations	(80,938)	(3,940)	(505)	(85,383)
Capital expenditures	66,139	—	—	66,139

The following reconciles segment assets to total reported assets as of June 30, 2007 and December 31, 2006 (dollars in thousands).

	June 30,	December 31,
	2007	2006

Segment assets	$1,496,820	$1,531,872
Assets held for sale (Publishing assets)	186,647	180,292

Total assets	$1,683,467	$1,712,164

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

Segments and Sources of Revenue

We operate in two reportable segments (Wireline and Other) based on how our chief operating decision maker makes decisions about allocating resources and assessing performance.

Overview

We operate the local telecommunications company that serves business and residential customers in the State of Hawaii.  We offer our customers a variety of telecommunication services including local telephone, network access, long distance, High-Speed Internet and other Internet, and other telecommunication services and sales.  At June 30, 2007, we had approximately 673,000 switched access lines and High-Speed Internet connections.

Since our inception in 2005, our principal activities have been the start-up, operation and improvement of the acquired telephone assets to serve the State of Hawaii.  We are focused on driving core revenues, controlling expenses and stabilizing our operating systems.

Wireline

The Wireline segment derives revenue from the following sources:

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

High-Speed Internet and Other Internet — We receive revenue from monthly recurring charges for High-Speed Internet and dial-up Internet access services.

Other Telecommunication Services and Sales — Other services and sales include inside line care and sale and maintenance of customer premise equipment.  We are currently incurring development costs related to our plan to provide digital television services.

Other

We receive revenue from providing wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations

We reported net income of $21.4 million and a net loss of $32.2 million for the three months ended June 30, 2007 and 2006, respectively.

We reported net income of $36.9 million and a net loss of $70.8 million for the six months ended June 30, 2007 and 2006, respectively.

Operating Revenues

The following tables summarize our volume and revenue information as of or through June 30, 2007 and June 30, 2006.  For comparability, we also present customer activity as of June 30, 2007 compared to March 31, 2007.

Volume Information

June 2007 compared to June 2006

	June 30,	June 30,	Change
	2007	2006	Number	Percentage

Switched access lines
Residential	345,556	390,483	(44,927)	-11.5%
Business	229,716	229,983	(267)	-0.1%
Public	5,649	5,901	(252)	-4.3%
	580,921	626,367	(45,446)	-7.3%

High-Speed Internet lines
Residential	73,891	73,872	19	0.0%
Business	16,162	15,381	781	5.1%
Wholesale	1,590	2,233	(643)	-28.8%
	91,643	91,486	157	0.2%

Long distance lines
Residential	184,758	204,417	(19,659)	-9.6%
Business	85,430	84,174	1,256	1.5%
	270,188	288,591	(18,403)	-6.4%

June 2007 compared to March 2007

	June 30,	March 31,	Change
	2007	2007	Number	Percentage

Switched access lines
Residential	345,556	357,809	(12,253)	-3.4%
Business	229,716	231,079	(1,363)	-0.6%
Public	5,649	5,676	(27)	-0.5%
	580,921	594,564	(13,643)	-2.3%

High-Speed Internet lines
Residential	73,891	74,988	(1,097)	-1.5%
Business	16,162	15,990	172	1.1%
Wholesale	1,590	1,821	(231)	-12.7%
	91,643	92,799	(1,156)	-1.2%

Long distance lines
Residential	184,758	189,284	(4,526)	-2.4%
Business	85,430	86,252	(822)	-1.0%
	270,188	275,536	(5,348)	-1.9%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended June 30,		Change
	2007	2006	Amount	Percentage

Wireline
Local services	$53,086	$57,961	$(4,875)	-8.4%
Network access services	34,532	38,378	(3,846)	-10.0%
Long distance services	10,012	10,733	(721)	-6.7%
High-Speed Internet and other Internet	8,756	10,238	(1,482)	-14.5%
Other services and sales	12,522	8,716	3,806	43.7%
	118,908	126,026	(7,118)	-5.6%
Other	2,496	1,731	765	44.2%

	$121,404	$127,757	$(6,353)	-5.0%

For Six Months

	Six Months Ended June 30,		Change
	2007	2006	Amount	Percentage

Wireline
Local services	$107,596	$115,308	$(7,712)	-6.7%
Network access services	74,689	76,607	(1,918)	-2.5%
Long distance services	18,285	20,672	(2,387)	-11.5%
High-Speed Internet and other Internet	17,784	19,760	(1,976)	-10.0%
Other services and sales	23,717	18,199	5,518	30.3%
	242,071	250,546	(8,475)	-3.4%
Other	4,796	3,245	1,551	47.8%

	$246,867	$253,791	$(6,924)	-2.7%

For the three months ended June 30, 2007, local services revenues decreased $4.9 million, or 8.4%, as compared to same period in 2006.  For the first half of 2007, local services revenue decreased $7.7 million, or 6.7%, compared to the first half of 2006.  The decrease in revenue was related primarily to the decline in the volume of switched access lines and higher levels of billing adjustments for local service partially offset by lower deferrals of estimated activation fee revenue during 2007.

The decline in switched access lines reflects two categories of factors:

•                  General industry trends — continued competition in the telecommunications industry has increasingly resulted in customers using other technologies rather than traditional phone lines for voice and data. Residential customers are increasingly moving local voice service to VoIP technology offered with cable services, as well as using wireless services in place of traditional wireline.  Also, residential “second lines” continue to be disconnected as customers switch from dial-up Internet services to DSL and cable broadband service. Additionally, Competitive Local Exchange Carriers, CLECs, continue to focus on business customers and successfully sell services to our embedded customer base.

•                  Specific impact of our systems implementation effort — our on-going effort to stabilize our systems has limited our ability to launch new products and robustly support customer service requirements for both residential and business customers. As our systems stabilization progresses, the impact of this effort is expected to have a diminished effect on switched access line loss.

In an effort to slow the rate of line loss, we have instituted retention, loyalty and acquisition programs, and are increasingly focusing efforts on bundling of services.  These efforts also include reemphasizing win-back, affinity and employee referral programs.  Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention.

For the three months ended June 30, 2007, network access services revenue decreased by $3.8 million or 10.0%, as compared to the three months ended June 30, 2006.  For the six months ended June 30, 2007, network access services revenue decreased by $1.9 million, or 2.5%, compared to the same period in the prior year.   Network access revenue decreased primarily as a result of higher levels of billing adjustments in connection with the resolution of various disputes during the second quarter of 2007 as well as the decline in access lines.

Long distance revenues decreased $0.7 million, or 6.7%, for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.  Long distance revenues decreased $2.4 million, or 11.5%, for the six months ended June 30, 2007 compared to the same period in the prior year.  The revenue decline was primarily related to the reduction in switched access lines (resulting in fewer customers utilizing toll services) and competitive pressures similar to those faced with local service. We continue to promote a flat-rate long distance plan and have included several long distance packages in bundled services to increase marketability to customers. These plans are intended to extend the service life of existing customers who use significant amounts of long distance while attracting new long distance users.

High-Speed Internet (“HSI”) and other Internet revenues decreased $1.5 million, or 14.5%, for the three months ended June 30, 2007 as compared to the same period in the prior year.  HSI and other Internet revenues decreased $2.0 million, or 10.0%, for the first half of 2007 compared to the first half of 2006.  The demand for HSI services, as evidenced by the change in HSI line counts, has increased slightly from 2006 to 2007. However, higher levels of billing credits, elimination of the billing for (and related cost) of a government surcharge and certain promotional pricing programs has caused revenue to decline in 2007 compared to the same periods in 2006. The Company continues to offer the first three months of HSI service at a significantly discounted price in an effort to compete with rate plans offered by other providers.

Other services and sales increased $3.8 million, or 43.7%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Other services and sales increased $5.5 million, or 30.3%, for the six months ended June 30, 2007 as compared to the same period in the prior year.  The increase was primarily related to higher levels of customer premise equipment installations and corresponding maintenance arrangements.

We are continuing to be successful selling wireless services to our local customers.  Wireless revenues increased $0.8 million, or 44.2%, for the three months ended June 30, 2007 as compared to the same period in the prior year.  Revenue for the six months ended June 30, 2007 increased $1.6 million, or 47.8%, as compared to the six months ended June 30, 2006.  The increase is primarily because of the increase subscribers.  We had approximately 21,000 and 12,000 external wireless subscribers as of June 30, 2007 and 2006, respectively.

Transition Costs and Other Cost Structure Changes

We are continuing to incur expenses in our efforts to become a stand-alone provider of telecommunication services.  The major components of such expenses incurred for the three and six months ended June 30, 2007 and 2006 are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Employee separation costs	$1,465	$—	$2,358	$—
Pension non periodic costs and gains	(1,303)	—	(319)	—
Sarbanes-Oxley controls development	767	—	767	—
Employee relocation costs	543	508	543	877
Expense component of BearingPoint contract to build information technology infrastructure and other BearingPoint transition	—	—	—	1,842
Verizon transition and other services, components estimated by management to reflect transition services net of expense recovery from BearingPoint to defer costs of transition services because of delay in completion	—	390	—	23,048
Facilities renovation costs	—	1,886	—	1,886
Other	305	3,793	899	6,215

	$1,777	$6,577	$4,248	$33,868

We expect that these costs will continue during 2007 and will decline as we move towards completing our transition.

In addition to the costs outlined above, the Company incurred systems related remediation and work around costs of $6.8 million and $13.8 during the three and six months ended June 30, 2007, respectively.  These expenses, referred to as contingency costs, represent additional amounts paid to external vendors and internal personnel to maintain acceptable operating performance until certain system remediation work led by Accenture can be completed.  These costs are expected to decline as the year progresses and to cease by year end as the systems remediation activities are completed.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and six months ended June 30, 2007 compared to the costs and expenses for the three and six months ended June 30, 2006 (dollars in thousands):

For Three Months

	Three Months Ended June 30,		Change
	2007	2006	Amount	Percentage

Costs of services and sales	$46,660	$52,847	$(6,187)	-11.7%
Selling, general and administrative expenses	40,978	42,025	(1,047)	-2.5%
Depreciation and amortization	38,009	42,971	(4,962)	-11.5%

	$125,647	$137,843	$(12,196)	-8.8%

For Six Months

	Six Months Ended June 30,		Change
	2007	2006	Amount	Percentage

Costs of services and sales	$91,405	$115,197	$(23,792)	-20.7%
Selling, general and administrative expenses	85,270	85,351	(81)	-0.1%
Settlement with BearingPoint	(45,681)	—	(45,681)	N/A
Depreciation and amortization	79,757	81,247	(1,490)	-1.8%

	$210,751	$281,795	$(71,044)	-25.2%

The Company’s total headcount as of June 30, 2007 was 1,663 compared to 1,841 as of June 30, 2006.  Employee related costs are included in both cost of services and sales and selling, general and administrative expenses.

Cost of services and sales consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products. Costs of services and sales decreased by $6.2 million, or 11.7%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Costs of services and sales decreased by $23.8 million, or 20.7%, for the six months ended June 30, 2007 compared to the same period in the prior year. The decrease for the three month period can be primarily attributed to our cost reduction efforts including lower salaries and wages in connection with the reduction in headcount, reductions in pensions and other benefits, facilities rents, utilities and other facilities costs.  For the six month period the decline relates primarily to $23.0 million of costs incurred in the first quarter of 2006 to Verizon under the Transition Services Agreement, as well as the cost reduction efforts referred to above.  These reductions were offset, in part, by costs for services required to replace those that previously were being provided by Verizon as well as additional costs associated with the increase in customer premise equipment installations.

Selling, general and administrative includes expenses related to sales and marketing, customer service, information systems and other administrative functions. Selling, general and administrative expenses were lower by $1.0 million, or 2.5%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Selling, general and administrative expenses were substantially unchanged for the six months ended June 30, 2007 when compared to the same period in the prior year.  The decrease for three month period ended June 30, 2007 is attributable to the cost reduction efforts referred to above, specifically lower salaries and wages, reduced costs for pensions and other benefits and lower bad debt expense.  These cost savings were substantially offset by the $6.8 million of contingency costs described above related to systems remediation and work around costs.  Although selling, general and administrative expenses were substantially unchanged for the six month period, the $13.8 million of contingency costs incurred in 2007 entirely offset the cost savings achieved. These contingency costs are expected to decline as the year progresses and to cease by year end as the systems remediation activities are completed.

Effective February 6, 2007, the Company and BearingPoint entered into an agreement to settle disputes and transition work to a third party. The settlement provides for a payment to us of $52.0 million, which was received in March 2007, as well as waiving obligations to pay all outstanding BearingPoint invoices (amounting to approximately $38.6 million at February 6, 2007 including certain accrued costs).

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

Our cost structure has gone through significant changes during 2006 and 2007.  The most significant area of change is related to the composition of third-party service providers utilized in our operations such as Verizon, BearingPoint and Accenture.

Through March 31, 2006, Verizon provided services to us under the Transition Services Agreement.  The cost of such services amounted to $0.4 million and $29.5 million for the three and six months ended June 30, 2006, respectively.

We previously had an agreement with BearingPoint to build and operate our information technology infrastructure.  The costs of operating our information technology infrastructure amounted to $5.4 million and $8.4 million for the three and six months ended June 30, 2006, respectively.  There was no cost incurred in 2007.

In conjunction with the transition to us from BearingPoint of the responsibility for the build and operate of our information technology infrastructure, we began utilizing the services of Accenture late in the third quarter of 2006.  Fees to Accenture for operate services amounted to $3.2 million and $4.1 million for the three and six months ended June 30, 2007.

We have taken steps and are evaluating further actions to reduce the cost of operations.  During the first quarter of 2007, we offered enhanced retirement benefits that resulted in the voluntary reduction of 60 employees.  In addition, we have recently completed the previously announced transition of our directory assistance services to a third party.

Depreciation and amortization decreased by $5.0 million, or 11.5%, for the three months ended June 30, 2007 when compared to same period in 2006.  The decrease resulted primarily from certain assets which became fully depreciated in the second quarter of 2007.  Depreciation and amortization decreased by $1.5 million, or 1.8%, for the six months ended June 30, 2007 when compared to the six months ended June 30, 2006.  The decrease was caused by fully depreciated assets as previously discussed offset by an increase related to depreciation on new information technology infrastructure placed in service on April 1, 2006.

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense increased by $0.3 million, or 1.0%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  Interest expense increased by $2.9 million, or 5.2%, for the first half of 2007 compared to the same period in the prior year.  The increase was primarily because of higher interest rates.

In connection with the retirement of debt we incurred a $7.8 million charge to income which represented unamortized debt issuance and refinancing costs.  This transaction is more fully described under “Outstanding Debt and Financing Arrangements.”

Income Tax Expense

A valuation allowance has been provided at June 30, 2007 and December 31, 2006 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Discontinued Operations

Income from discontinued operations is attributable to our directories publishing business.  On April 29, 2007, we entered into an agreement to sell our directories publishing segment for $435.0 million.

Income from discontinued operations amounted to $59.0 million and $7.6 million for the three months ended June 30, 2007 and 2006, respectively.  Income from discontinued operations amounted to $64.3 million and $14.6 million for the six months ended June 30, 2007 and 2006, respectively.

Income from discontinued operations before income taxes decreased by $2.0 million for the three months ended June 30, 2007 compared to the same period in the prior year.  Income from discontinued operations before income tax decreased by $3.7 million for the six months ended June 30, 2007 when compared to the six months ended June 30, 2006.  The decrease was caused primarily by higher fees incurred to L.M. Berry offset by a reduction in our own publishing costs.  Our agreement with L.M. Berry provides for them to receive a percentage of revenue for their services for sales, publishing, printing and distribution of our directories published beginning in 2006.  The fees for publishing services amounted to $14.2 million and $6.6 million for the six months ended June 30, 2007 and 2006, respectively.

The tax benefit recognized in the second quarter of 2007 represents primarily the partial reversal of a valuation allowance on deferred income tax assets.  The amount of the reversal is based on the estimated expected benefit we will realize for tax return purposes upon the sale of the directories publishing segment.  We will continue to assess the recoverability of deferred income tax assets and the related valuation allowance.  To the extent that the amount of estimated tax benefit changes based on additional facts as to the our level of income or loss, such that the amount of the valuation allowance were to increase or decrease, the additional tax cost or benefit will be recognized at that time.

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

State Regulatory Proceedings

As discussed in our Annual Report on Form 10-K for the 2006 fiscal year, there currently is pending before the Hawaii Public Utilities Commission (“HPUC”) a proceeding, initiated on October 6, 2006, concerning our service quality and performance levels and standards in relation to our wholesale and retail customers. The HPUC, as part of its approval of the 2005 acquisition pursuant to which Hawaiian Telcom acquired Verizon’s Hawaii assets, had called for such service quality review to take place beginning six months after the systems cutover from Verizon, which occurred April 1, 2006.  The Consumer Advocate of the State of Hawaii, the Department of Defense, Time Warner Telecom of Hawaii LLP and Pacific LightNet, Inc. are parties to the proceeding. In general, the HPUC is examining the effect that the 2005 acquisition had on our wholesale and retail customers, including whether any audit or other remedy should be required to mitigate any negative effects. The HPUC also is addressing whether any of the current service quality standards with which we are required to comply should be modified or eliminated and whether any new standards should be enacted, including whether a procedure should be established to impose fines for any failure to meet the service standards.  We have submitted our Statement of Position and responded to interrogatories submitted by the other parties, which have also submitted their respective Statements of Position and responded to our interrogatories.  Subsequently, the parties met collaboratively to discuss areas of agreement and disagreement and will meet again to further discuss the issues.  Pending HPUC approval of a proposed revision to the current schedule, Reply Statements of Position will be filed on August 31 and Hawaiian Telcom’s Reply Statement of Position will be filed on September 14, 2007.  The HPUC has not indicated whether it will hold a hearing.

While we do not believe this proceeding will have a material adverse effect on our combined financial position, results of operations or cash flows, we cannot predict the outcome of this proceeding.

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

On April 29, 2007, we entered into an agreement to sell our directories publishing segment for $435 million to an unrelated entity.  The sale is subject to certain conditions including approval of the Hawaii Public Utilities Commission.  The sale is expected to occur no later than the first quarter of 2008.  It is expected that the net proceeds will be utilized to repay debt when the sale occurs, which is expected to improve our overall liquidity position.

Cash Flows

Net cash provided by operations of $70.6 million for the six months ended June 30, 2007 was related primarily to our net income of $36.9 million as adjusted to exclude non-cash items and working capital movements of $33.7 million. The most significant non-cash item during the period was depreciation and amortization expense of $82.3 million.  Net cash provided from operations amounted to $7.0 million for the six months ended June 30, 2006.  The increase in cash provided by operations from the first half of 2006 to the same period in 2007 was related primarily to the $52.0 million received from the BearingPoint settlement and our improved cost structure.

Cash used in investing activities was $42.4 million and $66.1 million for the six months ended June 30, 2007 and 2006, respectively, and consisted entirely of capital expenditures.  This included $18.5 million during the first half of 2006 related to our efforts to build our back-office and IT infrastructure.  With most transition related capital spending having been completed, we expect our total capital spending in 2007 to be lower than 2006 levels.

Cash used in financing activities was $28.3 million for the six months ended June 30, 2007.  Cash provided by financing activities was $51.5 million for the six months ended June 30, 2006.  All financing activities related to borrowing activity.  The net change in borrowing activity from the first half of 2007 compared to the first half of 2006 related primarily to the receipt of $52.0 million from the BearingPoint settlement which was utilized to repay debt, as well as lower levels of capital expenditures for the first half of 2007 as compared to the first half of 2006.

Outstanding Debt and Financing Arrangements

As of June 30, 2007, we had outstanding $1,385.0 million in aggregate indebtedness, excluding unused commitments, with $64.8 million of additional borrowing capacity available, subject to covenant restrictions, under our amended revolving credit facility.

On June 1, 2007, we entered into a new bank credit facility which consists of an amended revolving credit facility and a Tranche C term loan.  The new Tranche C facility was used to repay $109.0 million of the existing revolving credit facility and the balance due on our Tranche A and Tranche B term loans.

The amended revolving credit facility has a principal balance of $200.0 million which will mature on April 30, 2012.  Of the $200.0 million revolver commitment, only $90.0 million is currently available to us.  On or before June 1, 2008 we may elect to increase the available commitment by up to $110.0 million such that the full $200.0 million is available for borrowing.  As of June 30, 2007, the available balance on the facility amounted to $64.8 million (subject to covenants described below and a $0.2 million outstanding letter of credit).

The Tranche C term loan has an original principal amount of $860.0 million.  The Tranche C term loan will mature on June 1, 2014 and will amortize with quarterly principal payments beginning September 30, 2007 amounting to $2.1 million per quarter with the balance due at maturity.  The maturity will be April 30, 2012 if we are not able to obtain approval of the Hawaii Public Utilities Commission to extend certain guaranty agreements through June 1, 2014.  The facility provides for a one percent prepayment premium for certain refinancing transactions through June 1, 2008 and no premium thereafter.  The obligations under the bank credit facilities are guaranteed by Holdco and each subsidiary with certain exceptions. In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

Borrowings under the bank credit facilities bear interest at a rate equal to the applicable margin plus, at our option, either: (a) a base rate determined by reference to the higher of (1) prime rate, as defined, and (2) the federal funds rate plus ½ of 1%; or (b) a Eurocurrency rate on deposits for one-, two-, three- or six-month periods (or nine- or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available).

The bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants consisting of a leverage ratio and a maximum level of capital expenditures.

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

Material Contractual Cash Obligations

During the six months ended June 30, 2007, the Company’s future contractual obligations have changed from the amounts disclosed as of December 31, 2006 in our Form 10-K.  The following table sets forth our long-term debt and contractual obligations for the next several years (dollars in thousands):

	2007					2012 and
	(Second Half)	2008	2009	2010	2011	Thereafter	Total

Debt (1):
Revolving credit facility (2)	$—	$—	$—	$—	$—	$25,000	$25,000
Term loan facility, Tranche C	4,300	8,600	8,600	8,600	8,600	821,300	860,000
Senior notes	—	—	—	—	—	500,000	500,000
Total debt	4,300	8,600	8,600	8,600	8,600	1,346,300	1,385,000
Operating leases	1,634	2,673	2,501	2,368	2,005	7,509	18,690
Supplier contracts (3)	25,459	16,168	2,000	2,000	167	—	45,794

Total	$31,393	$27,441	$13,101	$12,968	$10,772	$1,353,809	$1,449,484

(1)             Interest commitments on debt amount to approximately $71,224 for the remainder of 2007, $131,557 to $129,594 for years 2008 to 2011, $263,789 cumulative for years 2012 and thereafter, and $857,316 in the aggregate.  The interest commitment was estimated based on the fixed rate where applicable or, for floating rate debt, it was based on the rate in effect at June 30, 2007.

(2)             Based on balance at June 30, 2007.

(3)             Represents payments due under long-term supplier contracts including Accenture.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, our floating rate obligations consist of $25.0 million of debt outstanding under our revolving credit facility, $860.0 million of debt outstanding under our Tranche C term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at June 30, 2007 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $1.3 million.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations.  The variable-rate debt exposes us to variability in interest payments due to changes in interest rates.  Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings.

To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, in June 2005, we entered into six interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt on our term loan facilities and notes.  The interest rate swap agreements have a cumulative notional amount that ranges from $451.4 million at June 30, 2005, to a high of $704.3 million at September 30, 2006, to a balance of $253.0 million at maturity on December 31, 2010.  The fixed rate is 3.98% for the period from June 30, 2005 to December 30, 2006 and 4.36% from December 31, 2006 to December 31, 2010.  The interest rate swaps effectively change the variable-rate cash flow exposure on certain of our debt obligations to fixed cash flows.  Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments.  We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes.  The fair value of the swap agreements amounted to approximately $13.8 million as of June 30, 2007.  Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness.  As of June 30, 2007, approximately $640.0 million of our $1,035.0 million variable rate date outstanding was fixed at 4.36% (plus the applicable margin).  Our weighted average cost of debt for the second quarter of 2007 was 8.66%.

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

Item 4.  Controls and Procedures

We have disclosed to the auditors and to the Audit Committee of the Board of Directors of the Company a material weakness in the design and operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data. As most recently disclosed in our Form 10-Q filed May 15, 2007, there was a significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of March 31, 2006 that did not materially affect our internal control over financial reporting during the fiscal quarter ended March 31, 2006. However, the significant change affected our internal control over financial reporting for the fiscal periods thereafter. We previously disclosed a material weakness in internal control over financial reporting and that we are still in the process of evaluating and adjusting the functionality of all new systems and making modifications and enhancements to internal control processes associated with these new systems. Specifically, the Company began processing transactions utilizing newly implemented operating, financial and administrative information technology systems during 2006. BearingPoint built or converted our back-office and IT infrastructure necessary to replace systems previously provided by Verizon but not all of these systems are functioning or functioning in an acceptable manner for our business. The Company continues to adapt to new processes, procedures and controls associated with these new systems.

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

•                  Fixed assets and project costing,

•                  Management reporting,

•                  Order accuracy and system processing,

•                  Procurement (including accounts payable) and inventory valuation, and

•                  Tax and surcharge accuracy.

To help remediate deficiencies in these areas, we engaged the services of Accenture as a strategic partner with specific expertise in information technology processes and system remediation efforts. In addition, we formed a stabilization project team to perform an assessment of our control environment after the March 31, 2006 transition. These continuing activities are intended to facilitate improvement in the design or operation of our internal controls.

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was a change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of March 31, 2006 that did materially affect our internal control over financial reporting during the fiscal periods thereafter and is reasonably likely to affect our internal control over financial reporting in the future. Deficiencies in certain information technology systems and change management controls have continued during the three months ended June 30, 2007.  Remedial measures to address the deficiencies in our internal controls over financial reporting are discussed in more detail below.

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

The Verizon Transition Services Agreement, including accounting services, ended on March 31, 2006 (Hawaii Time).

Subsequently, we began processing transactions utilizing the information technology systems that BearingPoint assisted us in building, which includes with few exceptions, our operating, financial and administrative systems. We are still in the process of evaluating and adjusting the functionality of all new systems and making modifications and enhancements in internal control processes associated with these systems. We disclosed previously a material weakness in internal control over financial reporting because of the high number of new systems implemented after March 31, 2006 and the Company’s continued effort to adapt to the new processes, procedures and controls.

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

•                  Fixed assets and project costing,

•                  Management reporting,

•                  Order accuracy and system processing,

•                  Procurement (including accounts payable) and inventory valuation,

•                  Tax and surcharge accuracy.

To help remediate deficiencies in these areas, we engaged the services of Accenture as a strategic partner with specific expertise in information technology processes and system remediation efforts. In addition, we formed a stabilization project team to perform an assessment of our control environment after the March 31, 2006 transition. These continuing activities are intended to facilitate improvement in the design or operation of our internal controls.

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

HAWAIIAN TELCOM COMMUNICATIONS, INC.

August 14, 2007	/s/ Michael S. Ruley
Michael S. Ruley
Chief Executive Officer

August 14, 2007	/s/ Paul H. Sunu
Paul H. Sunu
Senior Vice President and Chief Financial Officer

August 14, 2007	/s/ Robert F. Reich
Robert F. Reich
Vice President, Finance and Controller

EXHIBIT INDEX

10.49

Amended and Restated Credit Agreement, dated as of June 1, 2007, among Hawaiian Telcom Communications, Inc., Hawaiian Telcom Holdco, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on June 7, 2007).

10.50

Amended and Restated Guarantee and Collateral Agreement, dated as of June 1, 2007, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc. and Lehman Commercial Paper Inc., as collateral agent (incorporated by reference to Exhibit 10.2 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on June 7, 2007).

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