Form 10-Q
period 2007-09-30
Hawaiian Telcom Communications, Inc.
filed 2007-11-14
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of common stock outstanding as of November 14, 2007: 1,000

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues	$120,408	$124,701	$367,275	$378,492

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	48,274	54,297	140,279	170,086
Selling, general and administrative	39,031	45,742	124,301	131,101
Settlement with BearingPoint	—	—	(45,681)	—
Depreciation and amortization	38,804	46,347	118,561	127,594

Total operating expenses	126,109	146,386	337,460	428,781

Operating income (loss)	(5,701)	(21,685)	29,815	(50,289)

Other income (expense):
Interest expense	(30,098)	(29,842)	(89,373)	(86,190)
Loss on early extinguishment of debt	—	—	(7,780)	—
Other income and expense, net	81	112	365	324

Total other expense	(30,017)	(29,730)	(96,788)	(85,866)

Loss from continuing operations before provision (benefit) for income taxes	(35,718)	(51,415)	(66,973)	(136,155)

Provision (benefit) for income taxes	(2,000)	300	(5,500)	1,543

Loss from continuing operations	(33,718)	(51,715)	(61,473)	(137,698)

Income from discontinued operations, net of tax	4,187	7,781	68,890	22,943

Net income (loss)	$(29,531)	$(43,934)	$7,417	$(114,755)

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share information)

	September 30,	December 31,
	2007	2006

Assets

Current assets
Cash and cash equivalents	$11,149	$4,752
Receivables, net	66,350	100,370
Material and supplies	7,789	9,915
Prepaid expenses	7,783	4,894
Assets held for sale	186,504	—
Deferred income taxes	50,000	—
Other current assets	6,639	7,690
Total current assets	336,214	127,621
Property, plant and equipment, net	792,692	818,172
Deferred financing and other assets	32,674	46,372
Intangible assets, net	503,325	583,220
Goodwill	—	136,779

Total assets	$1,664,905	$1,712,164

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$37,494	$91,690
Accrued expenses	39,804	23,941
Advance billings and customer deposits	15,512	15,540
Current maturities of long-term debt	8,600	26,500
Liabilities associated with assets held for sale	3,538	—
Other current liabilities	5,577	3,764
Total current liabilities	110,525	161,435
Long-term debt	1,384,250	1,380,500
Deferred income taxes	6,100	10,300
Employee benefit obligations	54,791	50,874
Other liabilities	7,710	7,016
Total liabilities	1,563,376	1,610,125

Commitments and contingencies (Note 13)

Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	—	—
Additional paid-in capital	428,412	428,118
Accumulated other comprehensive income	3,415	11,636
Accumulated deficit	(330,298)	(337,715)
Total stockholder’s equity	101,529	102,039

Total liabilities and stockholder’s equity	$1,664,905	$1,712,164

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$7,417	$(114,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	121,132	134,167
Deferred income taxes, net	(54,200)	4,200
Employee retirement benefits	3,917	6,860
Provision for uncollectibles	8,472	22,936
Write-down of software costs	18,593	—
Loss on early extinguishment of debt	7,780	—
Changes in operating assets and liabilities:
Receivables	15,609	(39,495)
Material and supplies	2,126	(3,267)
Other current assets	(2,090)	(138)
Accounts payable and accrued expenses	(38,738)	33,485
Other current liabilities	1,815	(5,806)
Other, net	5,012	2,591
Net cash provided by operating activities	96,845	40,778

Cash flows from investing activities:
Capital expenditures	(69,950)	(83,976)
Net cash used in investing activities	(69,950)	(83,976)

Cash flows from financing activities:
Proceeds from issuance of debt	947,000	404,000
Repayment of debt	(961,150)	(360,500)
Debt issuance costs	(6,348)	—
Net cash provided by (used in) financing activities	(20,498)	43,500

Net change in cash and cash equivalents	6,397	302
Cash and cash equivalents, beginning of period	4,752	10,321

Cash and cash equivalents, end of period	$11,149	$10,623

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$73,241	$76,795
Income taxes paid	1,350	—

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, January 1, 2007	1,000	$—	$428,118	$11,636	$(337,715)	$102,039

Stock based compensation	—	—	294	—	—	294

Net income	—	—	—	—	7,417	7,417
Other comprehensive income (loss)
Loss on cash flow hedging derivatives	—	—	—	(8,225)	—	(8,225)
Unrealized gain on investments	—	—	—	4	—	4

Balance, September 30, 2007	1,000	$—	$428,412	$3,415	$(330,298)	$101,529

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii and is estimated to be the tenth largest incumbent local exchange carrier in the United States with an integrated telecommunications network servicing approximately 573,000 switched access lines as of September 30, 2007.  The Company also served approximately 268,000 long distance lines and had 93,000 High-Speed Internet connections as of that date.

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

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state excise taxes and Hawaii Public Utility Commission fees.  Such taxes and fees amounted to $2.3 million and $7.1 million for the three and nine months ended September 30, 2007, and $2.2 million and $5.2 million for the three and nine months ended September 30, 2006, respectively.

Earnings per Share

Because the Company has only one shareholder, Holdco, and has no common stock trading in a public market, information on earnings (loss) per share is not meaningful and has not been presented.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” the Company accounts for stock-based compensation at fair value using the prospective method for all new awards granted, modified or settled after January 1, 2006.  The following table summarizes the effect on net income (loss) for the three and nine months ended September 30, 2007 and 2006 if the fair value method had been applied to all outstanding options (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss), as reported	$(29,531)	$(43,934)	$7,417	$(114,755)
Add: Stock option related employee compensation expense included in net income (loss)	142	32	294	56
Deduct: Total stock option related employee compensation expense determined under fair value based method for all awards	(470)	(480)	(1,278)	(1,401)

Pro forma net income (loss)	$(29,859)	$(44,382)	$6,433	$(116,100)

Reclassifications

Certain amounts presented for cost of services and sales and selling, general and administrative expenses for the three and nine months ended September 30, 2006 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2007.

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

The following table summarizes the revenue and expenses of the discontinued operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues	$16,488	$16,952	$50,403	$49,354
Operating expenses, includes amortization of $0 and $2,571 for the three and nine months ended September 30, 2007 and $2,191 and $6,573 for the three and nine months ended September 30, 2006	9,601	8,271	30,213	23,711
Income before income taxes	6,887	8,681	20,190	25,643
Provision (benefit) for income taxes	2,700	900	(48,700)	2,700

Income from discontinued operations	$4,187	$7,781	$68,890	$22,943

The tax benefit recognized during the nine months ended September 30, 2007 represents primarily the partial reversal of a valuation allowance on deferred income tax assets.  The amount of the reversal is based on the estimated expected benefit the Company will realize for tax return purposes upon the sale of the directories publishing segment.  The Company will continue to assess the recoverability of deferred income tax assets and the related valuation allowance.  To the extent that the amount of estimated tax benefit changes based on additional facts as to the Company’s level of income or loss, such that the amount of the valuation allowance were to increase or decrease, the additional tax cost or benefit will be recognized at that time.

The following table presents the condensed balance sheet of the discontinued operations as of September 30, 2007 (dollars in thousands):

Current assets	$10,212
Intangible assets, net	39,513
Goodwill	136,779

Total assets held for sale	$186,504

Current liabilities associated with discontinued operations	$3,538

5.              Receivables

Receivables for the Company consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Customers and other	$88,201	$106,426
Receivable from BearingPoint	—	24,129
Allowance for doubtful accounts	(21,851)	(30,185)

	$66,350	$100,370

6.              Accrued Expenses

Accrued expenses for the Company consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Salaries and benefits	$16,041	$12,142
Other taxes	445	1,496
Interest	23,318	10,303

	$39,804	$23,941

7.              Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest
	Rate at
	September 30,	Final	September 30,	December 31,
	2007	Maturity	2007	2006

Notes payable to banks, revolving credit facility	7.60%	April 30, 2012	$35,000	$160,000
Notes payable to banks, Tranche C term loan	7.45%	June 1, 2014	857,850	—
Notes payable to banks, Tranche A term loan	NA	NA	—	300,000
Notes payable to banks, Tranche B term loan	NA	NA	—	447,000
Senior floating rate notes	10.86%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000
			1,392,850	1,407,000
Current portion			8,600	26,500

			$1,384,250	$1,380,500

Notes Payable to Banks

On June 1, 2007, the Company amended its credit facilities which included an amended revolving credit facility and a Tranche C term loan with a syndicate of financial institutions.  The new Tranche C facility was used to repay $109.0 million of the existing revolving credit facility and the balance due on the Company’s Tranche A and Tranche B term loans.

The amended revolving credit facility has a principal balance of $200.0 million which will mature on April 30, 2012.  Of the $200.0 million revolver commitment, only $90.0 million is currently available to the Company.  On or before June 1, 2008 the Company may elect to increase the available commitment by up to $110.0 million such that the full $200.0 million is available for borrowing subject to certain financial covenants described below.  As of September 30, 2007, the available balance on the facility amounted to $54.8 million (subject to covenants described below and a $0.2 million outstanding letter of credit).

The Tranche C term loan has an original principal amount of $860.0 million.  The Tranche C term loan facility will mature on June 1, 2014 and amortizes with quarterly principal payments amounting to $2.1 million per quarter with the balance due at maturity.  The maturity will be April 30, 2012 if the Company is not able to obtain approval from the Hawaii Public Utilities Commission to allow certain guaranty agreements to be extended through June 1, 2014.  The facility provides for a one percent prepayment premium for certain refinancing transactions through June 1, 2008 and no premium thereafter.  The obligations under the bank credit facilities are guaranteed by Holdco and each subsidiary with certain exceptions. In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

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

A commitment fee is payable to the lenders under the $200.0 million revolving credit facility.

The bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants consisting of a leverage ratio and a maximum level of capital expenditures.

In connection with the June 2007 refinancing, the Company paid $6.3 million in underwriting fees, agency fees and legal costs.  The refinancing costs were accounted for in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Modification of Debt Instruments with Different Terms” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Agreements.”  The Company compared each syndicated lender’s loan under the Tranche C term loan with the syndicated lender’s loan under the Tranche A and Tranche B term loans.  A similar comparison was done for the revolving credit facility.  For loans under the Tranche C term loan that were substantially different, the Company recorded the exchange of debt instruments as debt extinguishment, expensed deferred financing costs associated with the extinguished debt and capitalized third-party costs associated with the new loans.  For loans under the Tranche C term loan that were not substantially different, the Company accounted for the exchange of debt instruments as a refinancing and expensed third-party costs associated with the refinancing.  As a result of the refinancing, the Company expensed $5.2 million of deferred financing costs and $2.6 million of refinancing costs resulting in a loss on early extinguishment of debt of $7.8 million.  In addition, the Company capitalized $3.7 million of refinancing fees.

One of the syndicated lenders is an affiliate of The Carlyle Group, a private equity firm, with an approximately three percent participation in the Tranche C term loan.  The Carlyle Group formed the Company as its sponsor and is deemed an affiliate of the Company.

Maturities

The annual requirements for principal payments on long-term debt including the amended bank credit agreement as of September 30, 2007 are as follows (dollars in thousands):

Year ended December 31,
2007 (balance of year)	$2,150
2008	8,600
2009	8,600
2010	8,600
2011	8,600
Thereafter	1,356,300

$1,392,850

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

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations are reported in accumulated other comprehensive income.  These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings.  For the three and nine months ended September 30, 2007, the Company had a $10.4 million and a $8.2 million unrealized loss, respectively, included in other comprehensive income (loss).  For the three and nine months ended September 30, 2006, the Company had a $12.2 million unrealized loss and $1.2 million unrealized gain, respectively, included in other comprehensive (loss).  The fair value of the interest rate swaps of $3.4 million and $11.6 million is included in deferred financing and other assets on the consolidated balance sheet at September 30, 2007 and December 31, 2006, respectively.

9.                                      Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees.

The Company accrues the costs, as determined by an actuary, of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs (income) for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

Pension

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$2,464	$3,011	$7,392	$9,147
Interest cost	2,943	2,810	8,830	8,462
Expected asset return	(3,926)	(4,000)	(11,778)	(12,029)
Net periodic benefit cost	1,481	1,821	4,444	5,580
Termination benefit cost	—	—	1,810	—
Settlement gain	—	—	(876)	—
Curtailment gain	—	—	(1,378)	—

Total benefit cost	$1,481	$1,821	$4,000	$5,580

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$398	$500	$1,194	$1,500
Interest cost	548	482	1,644	1,446

Net periodic benefit cost	$946	$982	$2,838	$2,946

During the first quarter of 2007, the Company provided a one-time early retirement benefit to selected employees.  The cost of such benefit amounted to $1.8 million.  Upon retirement, the majority of such employees elected a lump sum payment resulting in deemed settlements of $22.0 million and a gain on settlement of $0.9 million.  In addition, the Company froze the benefits in the pension plan for nonunion employees effective April 1, 2007.  The curtailment associated with this plan amendment resulted in a gain of $1.4 million which was recognized in the second quarter of 2007 when the plan amendment was adopted.

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $2.3 million to its pension plan in 2007.  As of September 30, 2007, the Company had contributed $2.9 million to the plan, fully satisfying its funding obligation for 2007.

10.       Income Taxes

The provision (benefit) for income taxes differs from the amounts determined by applying the statutory federal income tax rate of approximately 35% to loss from continuing operations before provision (benefit) for income taxes for the following reasons (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Benefit at federal rate	$(12,501)	$(17,995)	$(23,440)	$(47,654)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,428)	(2,057)	(2,679)	(5,446)
Valuation allowance	11,929	20,352	20,619	54,643

Provision (benefit) for income taxes	$(2,000)	$300	$(5,500)	$1,543

A valuation allowance has been provided at September 30, 2007 and December 31, 2006 by the Company for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that the Company generates taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

The Company evaluates its tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.”  As of September 30, 2007 and for the nine month period then ended, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s statements of operations for the nine months ended September 30, 2007 or 2006.  All tax years since the Company’s inception in 2004 remain open for both federal and Hawaii state purposes.

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

In May 2007, options for an additional 5,166 shares were granted at an exercise price of $1,000 per share.   The Company recognized $142,000 and $294,000 of compensation expense during the three and nine months ended September 30, 2007, respectively, related to its option grants.  The Company recognized compensation expense of $32,000 and $56,000 during the three and nine months ended September 30, 2006, respectively.

12.       Comprehensive Loss

A summary of components of comprehensive loss is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(29,531)	$(43,934)	$7,417	$(114,755)
Other comprehensive income (loss) -
Gains (losses) on cash flow hedging derivatives	(10,450)	(12,227)	(8,225)	1,201
Unrealized gain on investments	26	54	4	56
Other comprehensive income (loss)	(10,424)	(12,173)	(8,221)	1,257

Comprehensive loss	$(39,955)	$(56,107)	$(804)	$(113,498)

13.       Commitments and Contingencies

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

14.       Segment Information

The Company has two reportable segments consisting of Wireline Services and Other based on how the Company’s chief operating decision maker makes decisions about allocating resources and assessing performance.  The Wireline Services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines.  In addition, the Wireline Services segment provides High-Speed Internet, video services (in development), long distance services, customer premise equipment, data solutions, billing and collection, and pay telephone services.  The Other segment consists primarily of wireless services.

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

The following tables provide operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Other	Elimination	Total
For the three months ended and as of September 30, 2007
Operating revenues	$117,785	$3,018	$(395)	$120,408
Depreciation and amortization	38,804	—	—	38,804
Loss from continuing operations	(31,521)	(1,802)	(395)	(33,718)
Assets	1,476,789	1,612	—	1,478,401

For the nine months ended September 30, 2007
Operating revenues	$359,856	$8,415	$(996)	$367,275
Depreciation and amortization	118,561	—	—	118,561
Loss from continuing operations	(54,961)	(5,516)	(996)	(61,473)
Capital expenditures	69,950	—	—	69,950

Assets as of December 31, 2006	$1,530,702	$1,170	$-	$1,531,872

For the three months ended September 30, 2006
Operating revenues	$123,010	$1,948	$(257)	$124,701
Depreciation and amortization	46,347	—	—	46,347
Loss from continuing operations	(49,773)	(1,685)	(257)	(51,715)

For the nine months ended September 30, 2006
Operating revenues	$373,556	$5,698	$(762)	$378,492
Depreciation and amortization	127,594	—	—	127,594
Loss from continuing operations	(131,312)	(5,624)	(762)	(137,698)
Capital expenditures	83,976	—	—	83,976

The following reconciles segment assets to total reported assets as of September 30, 2007 and December 31, 2006 (dollars in thousands).

	September 30,	December 31,
	2007	2006

Segment assets	$1,478,401	$1,531,872
Assets held for sale (publishing assets)	186,504	180,292

Total assets	$1,664,905	$1,712,164

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

Segments and Sources of Revenue

We operate in two reportable segments (Wireline Services and Other) based on how our chief operating decision maker makes decisions about allocating resources and assessing performance.

Overview

We operate the local telecommunications company that serves business and residential customers in the State of Hawaii.  We offer our customers a variety of telecommunication services including local telephone, network access, long distance, High-Speed Internet and other Internet, and other telecommunication services and sales.  At September 30, 2007, we had approximately 666,000 switched access lines and High-Speed Internet lines.

Wireline Services

The Wireline Services segment derives revenue from the following sources:

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

High-Speed Internet and Other Internet – We receive revenue from monthly recurring charges for High Speed Internet and dial-up Internet access services.

Other Telecommunication Services and Sales – Other services and sales include inside wire maintenance, and installation and maintenance of customer premise equipment.  We are currently incurring development costs related to our plan to provide video services.

Other

We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations

We reported a net loss of $29.5 million and $43.9 million for the three months ended September 30, 2007 and 2006, respectively.

We reported net income of $7.4 million and a net loss of $114.8 million for the nine months ended September 30, 2007 and 2006, respectively.

Operating Revenues

The following tables summarize our volume and revenue information as of or through September 30, 2007 and September 30, 2006.  For comparability, we also present customer activity as of September 30, 2007 compared to June 30, 2007.

Volume Information

September 2007 compared to September 2006

	September 30,	September 30,	Change
	2007	2006	Number	Percentage

Switched access lines
Residential	338,482	380,379	(41,897)	-11.0%
Business	228,906	229,136	(230)	-0.1%
Public	5,609	5,768	(159)	-2.8%
	572,997	615,283	(42,286)	-6.9%

High-Speed Internet lines
Residential	75,373	76,250	(877)	-1.2%
Business	15,866	16,064	(198)	-1.2%
Wholesale	1,567	1,810	(243)	-13.4%
	92,806	94,124	(1,318)	-1.4%

Long distance lines
Residential	182,915	199,571	(16,656)	-8.3%
Business	85,008	83,682	1,326	1.6%
	267,923	283,253	(15,330)	-5.4%

September 2007 compared to June 2007

	September 30,	June 30,	Change
	2007	2007	Number	Percentage

Switched access lines
Residential	338,482	345,556	(7,074)	-2.0%
Business	228,906	229,716	(810)	-0.4%
Public	5,609	5,649	(40)	-0.7%
	572,997	580,921	(7,924)	-1.4%

High-Speed Internet lines
Residential	75,373	73,891	1,482	2.0%
Business	15,866	16,162	(296)	-1.8%
Wholesale	1,567	1,590	(23)	-1.4%
	92,806	91,643	1,163	1.3%

Long distance lines
Residential	182,915	184,758	(1,843)	-1.0%
Business	85,008	85,430	(422)	-0.5%
	267,923	270,188	(2,265)	-0.8%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended September 30,		Change
	2007	2006	Amount	Percentage

Wireline Services
Local services	$52,172	$56,534	$(4,362)	-7.7%
Network access services	34,908	36,609	(1,701)	-4.6%
Long distance services	10,205	9,198	1,007	10.9%
High-Speed Internet and other Internet	8,741	10,193	(1,452)	-14.2%
Other services and sales	11,759	10,476	1,283	12.2%
	117,785	123,010	(5,225)	-4.2%
Other	2,623	1,691	932	55.1%

	$120,408	$124,701	$(4,293)	-3.4%

For Nine Months

	Nine Months Ended September 30,		Change
	2007	2006	Amount	Percentage

Wireline Services
Local services	$158,735	$170,631	$(11,896)	-7.0%
Network access services	110,632	114,428	(3,796)	-3.3%
Long distance services	28,490	29,870	(1,380)	-4.6%
High-Speed Internet and other Internet	26,525	29,953	(3,428)	-11.4%
Other services and sales	35,474	28,674	6,800	23.7%
	359,856	373,556	(13,700)	-3.7%
Other	7,419	4,936	2,483	50.3%

	$367,275	$378,492	$(11,217)	-3.0%

For the three months ended September 30, 2007, local services revenues decreased $4.4 million, or 7.7%, as compared to same period in 2006.  For the nine months ended September 30, 2007, local services revenues decreased $11.9 million, or 7.0%, as compared to the same period in the prior year.  The decrease in revenues was related primarily to the decline in switched access lines and higher levels of billing adjustments for local service partially offset by lower deferrals of estimated activation fee revenue during 2007.

The decline in switched access lines reflects two categories of factors:

•                  General industry trends — continued competition in the telecommunications industry has increasingly resulted in customers using other technologies rather than traditional phone lines for voice and data.  Residential customers are increasingly moving local voice service to VoIP technology offered by cable providers, as well as using wireless services in place of traditional wireline.  Also, residential “second lines” continue to be disconnected as customers switch from dial-up Internet services to DSL and cable broadband service. Additionally, Competitive Local Exchange Carriers, CLECs, continue to focus on business customers and successfully sell services to our embedded customer base.

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

In an effort to slow the rate of line loss, we have instituted retention and acquisition programs, and are increasingly focusing efforts on bundling of services.  These efforts also include reemphasizing win-back and employee referral programs.  Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention.

For the three months ended September 30, 2007, network access services revenue decreased by $1.7 million or 4.6%, as compared to the three months ended September 30, 2006.  For the nine months ended September 30, 2007, network access services revenue decreased by $3.8 million, or 3.3%, compared to the same period in the prior year.   Network access revenue decreased primarily due to the impact of certain downward adjustments in rates and billing adjustments provided in connection with the resolution of various disputes during 2007.

Long distance revenues increased $1.0 million, or 10.9%, for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006.  The increase was caused primarily by certain non-recurring billing adjustments recorded in the third quarter of 2006.  Long distance revenues decreased $1.4 million, or 4.6%, for the nine months ended September 30, 2007 compared to the same period in the prior year.  The revenue decline was related to the reduction in switched access lines (resulting in fewer customers utilizing toll services) and competitive pressures similar to those faced with local service. We continue to promote a flat-rate long distance plan and have introduced several long distance packages to increase marketability to customers.  These plans are intended to extend the service life of existing customers who use significant amounts of long distance while attracting new long distance users.

High-Speed Internet (“HSI”) and other Internet revenues decreased $1.5 million, or 14.2%, for three months ended September 30, 2007 as compared to the same period in the prior year.  HSI and other Internet revenues decreased $3.4 million, or 11.4%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  The decreases are primarily due to the elimination of the billing for (and related cost of) a government surcharge as well as certain promotional pricing programs during 2007.  In the third quarter of 2007, the Company began offering HSI residential customers the option of purchasing higher speed services in an effort to enhance revenues and attract new customers.  The higher speed services are made possible by recent improvements to our network.

Other services and sales increased $1.3 million, or 12.2%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  Other services and sales increased $6.8 million, or 23.7%, for the nine months ended September 30, 2007 as compared to the same period in the prior year.  The increase was primarily related to higher levels of customer premise equipment installations and corresponding maintenance arrangements.

Other revenues, primarily consisting of revenues generated from our wireless operation, increased $0.9 million, or 55.1%, for the three months ended September 30, 2007 as compared to the same period in the prior year.  Revenue for the nine months ended September 30, 2007 increased $2.5 million, or 50.3%, as compared to the nine months ended September 30, 2006.  The increase is primarily because of the increase in wireless subscribers.  We had approximately 22,000 and 14,400 external wireless subscribers as of September 30, 2007 and 2006, respectively.

Transition Costs and Other Cost Structure Changes

We are continuing to incur certain expenses in our efforts to become a stand-alone provider of telecommunication services.  In addition, the Company has incurred substantial costs related to systems remediation and manual work around efforts during 2007.  These expenses, referred to as contingency costs, represent additional amounts paid to external vendors and internal personnel to maintain acceptable operating performance until certain system remediation work led by Accenture can be completed.  The major components of such expenses incurred for the three and nine months ended September 30, 2007 and 2006 are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Employee separation costs	$—	$—	$2,358	$—
Pension non periodic costs and gains	—	—	(319)	—
Sarbanes-Oxley controls development	446	—	1,213	—
Employee relocation costs	(72)	(89)	471	788
Expense component of BearingPoint contract to build information technology infrastructure and other BearingPoint transition	—	—	—	1,842
Verizon transition and other services, components estimated by management to reflect transition services net of expense recovery from BearingPoint to defer costs of transition services because of delay in completion	—	—	—	23,048
Facilities renovation costs	—	184	—	2,070
Contingency internal labor costs	1,236	—	3,402	—
Contingency contracted services	4,733	—	16,264	—
Other	791	3,269	1,690	9,484

	$7,134	$3,364	$25,079	$37,232

These costs will continue to decline as the year progresses and are expected to cease in 2008 as the systems remediation activities are completed.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and nine months ended September 30, 2007 compared to the costs and expenses for the three and nine months ended September 30, 2006 (dollars in thousands):

For Three Months

	Three Months Ended September 30,		Change
	2007	2006	Amount	Percentage

Costs of services and sales	$48,274	$54,297	$(6,023)	-11.1%
Selling, general and administrative expenses	39,031	45,742	(6,711)	-14.7%
Depreciation and amortization	38,804	46,347	(7,543)	-16.3%

	$126,109	$146,386	$(20,277)	-13.9%

For Nine Months

	Nine Months Ended September 30,		Change
	2007	2006	Amount	Percentage

Costs of services and sales	$140,279	$170,086	$(29,807)	-17.5%
Selling, general and administrative expenses	124,301	131,101	(6,800)	-5.2%
Settlement with BearingPoint	(45,681)	—	(45,681)	N/A
Depreciation and amortization	118,561	127,594	(9,033)	-7.1%

	$337,460	$428,781	$(91,321)	-21.3%

The Company’s total headcount as of September 30, 2007 was 1,632 compared to 1,834 as of September 30, 2006.  Employee related costs are included in both cost of services and sales and selling, general and administrative expenses.

Cost of services and sales consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  Costs of services and sales decreased by $6.0 million, or 11.1%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  Costs of services and sales decreased by $29.8 million, or 17.5% for the nine months ended September 30, 2007 compared to the same period in the prior year.  The decrease for the three month period can be primarily attributed to our cost reduction efforts including lower salaries and wages in connection with the reduction in headcount, reductions in pensions and other benefits, facilities rents, utilities and other facilities costs.  For the nine month period the decline relates primarily to $23.0 million of costs incurred in the first quarter of 2006 to Verizon under the Transition Services Agreement, as well as the cost reduction efforts referred to above.  These reductions were offset, in part, by costs for services required to replace those that previously were being provided by Verizon as well as additional costs associated with the increase in customer premise equipment installations.

Selling, general and administrative expenses include costs related to sales and marketing, customer service, information systems and other administrative functions.  Selling, general and administrative expenses decreased by $6.7 million, or 14.7%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  Selling, general and administrative expenses decreased by $6.8 million or 5.2% for the nine months ended September 30, 2007 when compared to the same period in the prior year.  The decrease is primarily attributable to a bad debt allowance adjustment of $9.0 million that was recognized during the third quarter of 2006 to accommodate for a slow down in collections, primarily related to our transition to a stand alone provider of telecommunication services.  In addition, the decrease is due to the cost reduction efforts referred to above, specifically lower salaries and wages, reduced costs for pensions and other benefits and lower bad debt expense.  These costs savings were substantially offset by the $6.0 and $19.7 million of contingency costs described above related to systems remediation and work around costs for the three and nine months ended September 30, 2007, respectively.  These contingency costs will continue to decline as the year progresses and are expected to cease in 2008 as the system remediation activities are completed.

Effective February 6, 2007, the Company and BearingPoint entered into an agreement to settle disputes and transition work to a third party. The settlement provided for a payment to us of $52.0 million, which was received in March 2007, as well as waiving obligations to pay all outstanding BearingPoint invoices (amounting to approximately $38.6 million at February 6, 2007 including certain accrued costs).

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

Through March 31, 2006, Verizon provided services to us under the Transition Services Agreement.  The cost of such services amounted to $29.5 million for the nine months ended September 30, 2006.

We previously had an agreement with BearingPoint to build and operate our information technology infrastructure.  The costs of operating our information technology infrastructure amounted to $5.6 million and $14.9 million for the three and nine months ended September 30, 2006, respectively.  There was no cost incurred in 2007.

In conjunction with the transition to us from BearingPoint of the responsibility for the build and operate of our information technology infrastructure, we began utilizing the services of Accenture late in the third quarter of 2006.  Fees to Accenture for operate services amounted to $3.6 million and $8.4 million for the three and nine months ended September 30, 2007, respectively.

We have taken steps and are evaluating further actions to reduce the cost of operations.  During the first quarter of 2007, we offered enhanced retirement benefits that resulted in the voluntary reduction of 60 employees.  In addition, we have recently completed the previously announced transition of our directory assistance services to a third party.

Depreciation and amortization decreased by $7.5 million, or 16.3%, for the three months ended September 30, 2007 when compared to same period in 2006.  The decrease relates to certain assets which became fully depreciated in the second quarter of 2007.  Depreciation and amortization decreased by $9.0 million, or 7.1%, for the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006.  The decrease was caused by fully depreciated assets as previously discussed offset by an increase related to depreciation on new information technology infrastructure placed in service on April 1, 2006.

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense increased by $0.3 million, or 0.9%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  Interest expense increased by $3.2 million, or 3.7%, for the nine months ended September 30, 2007 compared to the same period in the prior year.  The increase was primarily because of higher interest rates.

In connection with the retirement of debt in the second quarter of 2007 we incurred a $7.8 million charge to income which represented unamortized debt issuance and refinancing costs.  This transaction is more fully described under “Outstanding Debt and Financing Arrangements.”

Income Tax Expense

A valuation allowance has been provided at September 30, 2007 and December 31, 2006 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Discontinued Operations

Income from discontinued operations is attributable to our directories publishing business. On April 29, 2007, we entered into an agreement to sell our directories publishing segment for $435.0 million.

Income from discontinued operations amounted to $4.2 million and $7.8 million for the three months ended September 30, 2007 and 2006, respectively. Income from discontinued operations amounted to $68.9 million and $22.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Income from discontinued operations before income taxes decreased by $1.8 million for the three months ended September 30, 2007 compared to the same period in the prior year. Income from discontinued operations before income taxes decreased by $5.5 million for the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. The decrease was caused primarily by higher fees incurred to L.M. Berry offset by a reduction in our own publishing costs. Our agreement with L.M. Berry provides for them to receive a percentage of revenue for their services for sales, publishing, printing and distribution of our directories published beginning in 2006.

The tax benefit recognized for the nine months ended September 30, 2007 represents primarily the partial reversal of a valuation allowance on deferred income tax assets. The amount of the reversal is based on the estimated expected benefit we will realize for tax return purposes upon the sale of the directories publishing segment. We will continue to assess the recoverability of deferred income tax assets and the related valuation allowance. To the extent that the amount of estimated tax benefit changes based on additional facts as to our level of income or loss, such that the amount of the valuation allowance were to increase or decrease, the additional tax cost or benefit will be recognized at that time.

Other Business Matters

During 2006, we announced our effort to develop a network capable of providing video services, high-speed broadband and voice services in order to provide additional bundled service offerings to new and existing customers. In conjunction therewith, an application for a video franchise is pending with the State of Hawaii, Department of Commerce and Consumer Affairs, Cable Television Division. We are continuing to develop plans to build out our network to offer such services. We are working with our vendors to develop the requisite hardware and software platform and are negotiating for programming content. Our ability to provide an attractive and profitable video offering will depend significantly on the results of these regulatory and infrastructure development efforts as well as market conditions and our own liquidity.

State Regulatory Proceedings

As discussed in our Annual Report on Form 10-K for the 2006 fiscal year, there currently is pending before the Hawaii Public Utilities Commission (“HPUC”) a proceeding, initiated on October 6, 2006, concerning our service quality and performance levels and standards in relation to our wholesale and retail customers. The HPUC, as part of its approval of the 2005 acquisition pursuant to which Hawaiian Telcom acquired Verizon’s Hawaii assets, had called for such service quality review to take place beginning six months after the systems cutover from Verizon, which occurred April 1, 2006. The Consumer Advocate of the State of Hawaii, The Department of Defense, Time Warner Telecom of Hawaii LLP and Pacific LightNet, Inc. are parties to the proceeding. In general, the HPUC is examining the effect that the 2005 acquisition had on our wholesale and retail customers, including whether any audit or other remedy should be required to mitigate any negative effects. The HPUC also is addressing whether any of the current service quality standards with which we are required to comply should be modified or eliminated and whether any new standards should be enacted, including whether a procedure should be established to impose fines for any failure to meet the service standards. We have submitted our Statement of Position and responded to our interrogatories. The parties met collaboratively to discuss areas of agreement. Subsequently, the other parties filed Statements of Position, and Hawaiian Telcom has filed a Reply Statement of Position. The Company and the Consumer Advocate reached agreement on issues relating to retail issues and filed a stipulation on those matters. A hearing was held on all issues. The parties filed their post-hearing briefs on November 9, 2007, and reply briefs are due on November 16, 2007. Thereafter, the HPUC is expected to issue a decision.

While we do not believe this proceeding will have a material adverse impact on our combined financial position, results of operations or cash flows, we cannot predict the outcome of this proceeding.

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

On April 29, 2007, we entered into an agreement to sell our directories publishing segment for $435 million to an unrelated entity. The sale is subject to certain conditions including approval of the Hawaii Public Utilities Commission. The sale is expected to occur no later than the first quarter of 2008. It is expected that the net proceeds will be utilized primarily to repay debt when the sale occurs, which is expected to improve our overall liquidity position.

Cash Flows

Net cash provided by operations of $96.8 million for the nine months ended September 30, 2007 was related primarily to our net income of $7.4 million as adjusted to exclude non-cash items and working capital movements of $89.4 million. The most significant non-cash item during the period was depreciation and amortization expense of $121.1 million. Net cash provided from operations amounted to $40.8 million for the nine months ended September 30, 2006. The increase in cash provided by operations for the first nine months of 2007 compared to the same period in 2006 was related primarily to the $52.0 million received from the BearingPoint settlement and our improved cost structure.

Cash used in investing activities was $69.9 million and $84.0 million for the nine months ended September 30, 2007 and 2006, respectively, and consisted entirely of capital expenditures. This included $19.7 million for 2006 related to our efforts to build our back-office and IT infrastructure. With most transition related capital spending having been completed, we expect our total capital spending in 2007 to be lower than 2006 levels.

Cash used in financing activities was $20.5 million for the nine months ended September 30, 2007. Cash provided by financing activities was $43.5 million for the nine months ended September 30, 2006. All financing activities related to borrowing activity. The net change in borrowing activity from 2007 compared to 2006 relates primarily to the receipt of $52.0 million from the BearingPoint settlement which was utilized to repay debt, as well as lower levels of capital expenditures for 2007 as compared to 2006.

Outstanding Debt and Financing Arrangements

As of September 30, 2007, we had outstanding $1,392.9 million in aggregate indebtedness, excluding unused commitments, with $54.8 million of additional borrowing capacity available, subject to covenant restrictions, under our amended revolving credit facility.

On June 1, 2007, we amended our bank credit facilities which consists of an amended revolving credit facility and a Tranche C term loan. The new Tranche C facility was used to repay $109.0 million of the existing revolving credit facility and the balance due on our Tranche A and Tranche B term loans.

The amended revolving credit facility has a principal balance of $200.0 million which will mature on April 30, 2012. Of the $200.0 million revolver commitment, only $90.0 million is currently available to us. On or before June 1, 2008 we may elect to increase the available commitment by up to $110.0 million such that the full $200.0 million is available for borrowing, subject to certain financial covenants described below. As of September 30, 2007, the available balance on the facility amounted to $54.8 million (subject to covenants described below and a $0.2 million outstanding letter of credit).

The Tranche C term loan has an original principal amount of $860.0 million. The Tranche C term loan will mature on June 1, 2014 and amortizes with quarterly principal payments amounting to $2.1 million per quarter with the balance due at maturity. The maturity will be April 30, 2012 if we are not able to obtain approval of the Hawaii Public Utilities Commission to extend certain guaranty agreements through June 1, 2014. The facility provides for a one percent prepayment premium for certain refinancing transactions through June 1, 2008 and no premium thereafter. The obligations under the bank credit facilities are guaranteed by Holdco and each subsidiary with certain exceptions. In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

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

Contractual Obligations

During the nine months ended September 30, 2007, the Company’s future contractual obligations have changed from the amounts disclosed as of December 31, 2006 in our Form 10-K. The following table sets forth our long-term debt and contractual obligations for the next several years (dollars in thousands):

	2007					2012 and
	(Fourth Quarter)	2008	2009	2010	2011	Thereafter	Total

Debt(1):
Revolving credit facility (2)	$—	$—	$—	$—	$—	$35,000	$35,000
Term loan facility, Tranche C	2,150	8,600	8,600	8,600	8,600	821,300	857,850
Senior notes	—	—	—	—	—	500,000	500,000
Total debt	2,150	8,600	8,600	8,600	8,600	1,356,300	1,392,850
Operating leases	817	2,673	2,501	2,368	2,005	7,509	17,873
Supplier contracts (3)	13,967	22,964	6,130	6,130	1,859	—	51,050

Total	$16,934	$34,237	$17,231	$17,098	$12,464	$1,363,809	$1,461,773

(1)

Interest commitments on debt amount to approximately $30,277 for the remainder of 2007, $120,709 to $118,787 for years 2008 to 2011, $257,484 cumulative for years 2012 and thereafter, and $766,755 in the aggregate. The interest commitment was estimated based on the fixed rate where applicable or, for floating rate debt, it was based on the rate in effect at September 30, 2007.

(2)	Based on balance at September 30, 2007.
(3)	Represents payments due under long-term supplier contracts including Accenture.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, our floating rate obligations consist of $35.0 million of debt outstanding under our revolving credit facility, $857.9 million of debt outstanding under our Tranche C term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at September 30, 2007 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $1.3 million if not otherwise impacted by the interest rate swap agreements described below.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations. The variable-rate debt exposes us to variability in interest payments due to changes in interest rates. Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings.

To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, in June 2005, we entered into six interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt on our term loan facilities and notes. The interest rate swap agreements have a cumulative notional amount that ranges from $451.4 million at June 30, 2005, to a high of $704.3 million at September 30, 2006, to a balance of $253.0 million at maturity on December 31, 2010. The fixed rate is 4.36% from December 31, 2006 to December 31, 2010. The interest rate swaps effectively change the variable-rate cash flow exposure on certain of our debt obligations to fixed cash flows. Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments. We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. The fair value of the swap agreements amounted to approximately $3.4 million as of September 30, 2007. Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness. As of September 30, 2007, approximately $609.0 million of our $1,042.9 million variable rate debt outstanding was fixed at 4.36% (plus the applicable margin). The weighted average cost of our total debt outstanding during the third quarter of 2007 was 8.69%.

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

Item 4. Controls and Procedures

We have disclosed to the auditors and to the Audit Committee of the Board of Directors of the Company a material weakness in the design and operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data. As most recently disclosed in our Form 10-Q filed August 14, 2007, there was a significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of March 31, 2006 that did not materially affect our internal control over financial reporting during the fiscal quarter ended March 31, 2006. However, the significant change affected our internal control over financial reporting for the fiscal periods thereafter. We previously disclosed a material weakness in internal control over financial reporting and that we are still in the process of adjusting the functionality of all new systems and making modifications and enhancements to internal control processes associated with these new systems. Specifically, the Company began processing transactions utilizing newly implemented operating, financial and administrative information technology systems during 2006. BearingPoint built or converted our back-office and IT infrastructure necessary to replace systems previously provided by Verizon but not all of these systems were functioning or functioning in an acceptable manner for our business. More recently, in February 2007, we engaged the services of Accenture to assist us in improving the functionality of the newly implemented systems. The Company continues to adapt to new processes, procedures and controls associated with these new systems.

A material weakness in internal control over financial reporting exists because there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented and detected. The material weakness results from significant weaknesses in several information technology systems and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data after our March 31, 2006 transition. These deficiencies relate to (but are not limited to) the following:

•                  Billing and revenue assurance,

•                  Fixed assets and project costing,

•                  Order accuracy and system processing,

•                  Procurement and inventory valuation, and

•                  Tax and surcharge accuracy.

To help remediate deficiencies in these areas, we engaged the services of Accenture as a strategic partner with specific expertise in information technology process and system remediation efforts. In addition, we formed a stabilization project team to perform an assessment of our control environment after the March 31, 2006 transition. These continuing activities are intended to facilitate improvement in the design and operation of our internal controls.

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was a change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of March 31, 2006 that did materially affect our internal control over financial reporting during the fiscal periods thereafter and is reasonably likely to affect our internal control over financial reporting in the future. Deficiencies in certain information technology systems and change management controls have continued during the three months ended September 30, 2007. Remedial measures to address the deficiencies in our internal controls over financial reporting are discussed in more detail below.

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

The Verizon Transition Services Agreement, including accounting services, ended on March 31, 2006 (Hawaii Time).

Subsequently, we began processing transactions utilizing the information technology systems that BearingPoint assisted us in building, which includes with few exceptions, our operating, financial and administrative systems. We are still in the process of making modifications and enhancements to many of the new systems as well as certain internal control processes associated with these systems. We disclosed previously a material weakness in internal control over financial reporting because of the high number of new systems implemented after March 31, 2006 and the Company’s continued effort to adapt to the new processes, procedures and controls.

A material weakness in internal control over financial reporting exists because there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented and detected. The material weakness results from significant weaknesses in several information technology systems and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data after our March 31, 2006 transition. These deficiencies relate to (but are not limited to) the following:

•                  Billing and revenue assurance,

•                  Fixed assets and project costing,

•                  Order accuracy and system processing,

•                  Procurement and inventory valuation, and

•                  Tax and surcharge accuracy.

To help remediate deficiencies in these areas we engaged the services of Accenture as a strategic partner with specific expertise in information technology processes and system remediation efforts. In addition, we formed a stabilization project team to perform an assessment of our control environment after the March 31, 2006 transition. These continuing activities are intended to facilitate improvement in the design and operation of our internal controls.

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

HAWAIIAN TELCOM COMMUNICATIONS, INC.

November 14, 2007	/s/ Michael S. Ruley
Michael S. Ruley Chief Executive Officer

November 14, 2007	/s/ Paul H. Sunu
Paul H. Sunu Senior Vice President and Chief Financial Officer

November 14, 2007	/s/ Robert F. Reich
Robert F. Reich Vice President, Finance and Controller

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.