Form 10-K
period 2007-12-31
Hawaiian Telcom Communications, Inc.
filed 2008-03-31
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The registrant is a wholly-owned subsidiary of Hawaiian Telcom Holdco, Inc. As of March 31, 2008, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant. As of March 31, 2008, 1,000 shares of the registrant’s common stock, $0.10 par value, were outstanding.

HAWAIIAN TELCOM COMMUNICATIONS, INC.

i

PART I

Item 1. Business

Hawaiian Telcom Communications, Inc. (the “Company”) is a full-service telecommunications provider in Hawaii, operating two business segments:

Wireline Services. This segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the Wireline Services segment provides high-speed Internet, long distance services, customer premise equipment, data solutions, billing and collection, and pay telephone services. Our services are offered on all of Hawaii’s major islands. As of December 31, 2007, our telecommunication operations served: 560,417 local access lines, of which 59% served residential customers and 40% served business customers, with the remaining 1% serving other customers; 263,882 long distance lines, of which 68% served residential customers and 32% served business customers; and 93,446 high-speed Internet lines, which served 76,091 retail residential lines, 15,776 retail business lines, and 1,579 wholesale business lines.

Other. This segment consists primarily of wireless services, including the sale of wireless handsets and accessories.

Prior to entering into an agreement on April 29, 2007 to sell its directories publishing business, the Company reported financial results based on the following business segments: Telecommunications Services and Directories Publishing. As disclosed in Note 4, the directories publishing business, the sale of which was consummated on November 30, 2007, is classified as discontinued operations.

A.  History

Originally incorporated in 1883 as Mutual Telephone Company, we have a strong heritage, through our Hawaiian Telcom, Inc. subsidiary, of over 120 years as Hawaii’s incumbent local exchange carrier (ILEC). From 1967 to May 1, 2005, we operated as a division of Verizon Communications Inc. (Verizon) or its predecessors. On May 2, 2005, the Verizon businesses conducted in Hawaii (comprised of Verizon Hawaii Inc. and carved-out components of Verizon Information Services, GTE.NET LLC (dba Verizon Online), Bell Atlantic Communications Inc. (dba Verizon Long Distance), and Verizon Select Services, Inc. (collectively, the “Verizon Hawaii Business”)), were transferred to Verizon Holdco LLC, which then was merged (the “2005 Acquisition”) with and into the Company.

As a result of the 2005 Acquisition, we became a stand-alone provider of telecommunications services, operating as Hawaiian Telcom, Inc. (fka Verizon Hawaii Inc.) and Hawaiian Telcom Services Company, Inc., both wholly-owned subsidiaries of the Company. The Company in turn is a wholly-owned subsidiary of Hawaiian Telcom Holdco, Inc.

Hawaiian Telcom, Inc. operates our regulated local exchange carrier business, and has a wholly-owned subsidiary, Hawaiian Telcom Insurance Company, Incorporated, which is a captive insurance subsidiary that until December 31, 2003 provided auto liability, general liability and worker’s compensation insurance to Verizon Hawaii Inc. on a direct basis. The captive subsidiary continues to settle claims related to incidents which occurred prior to January 1, 2004, while current incidents are insured with external carriers.

Hawaiian Telcom Services Company, Inc. operates our other businesses including our long distance, Internet, and wireless businesses. It also operated a directories publishing business until November 30, 2007, when it consummated the sale of the business to HYP Media Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of CBD Investor, Inc.

The following is a chart of our organizational structure.

B.  Industry Overview

The telecommunications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various technologies. There are two predominant types of local telephone service providers, or carriers, in the telecommunications industry: ILECs and CLECs. An ILEC refers to the regional Bell operating companies (RBOCs), which were the local telephone companies created from the break up of AT&T in 1984, as well as small and midsize independent telephone companies, such as Hawaiian Telcom, Inc., Cincinnati Bell Inc., and Embarq Corporation, which sell local telephone service. These ILECs were the traditional monopoly providers of local telephone service prior to the passage of the Telecommunications Act of 1996. On the other hand, a CLEC is a competitor to local telephone companies that has been granted permission by a state regulatory commission to offer local telephone service in an area already served by an ILEC.

In recent years, the U.S. telecommunications industry has undergone significant structural changes. Many of the largest service providers have achieved growth through acquisitions and mergers, while an increasing number of competitive providers have restructured or entered bankruptcy to obtain protection from their creditors. Since 2001, capital in the form of public financing has been generally difficult to obtain for new entrants and competitive providers. Capital constraints have caused a number of competitive providers to change their business plans, resulting in consolidation. Despite these changes, the demand for all types of telecommunications services, particularly data services, has not diminished, and telecommunications companies increasingly bundle services and provide integrated offerings for end-user customers.

Hawaii’s telecommunications industry remains active and demand for telecommunications services is strong, due in part to the comparative advantage provided by the state’s geographic position. With its location between the mainland United States and Asia, Hawaii has been and will likely continue to be a surfacing location for cables running between the two continents. Hawaii is also connected to the mainland United States and Asia via several satellite networks.

C.  Markets and Customers

Wireline Services

We have been a telecommunications provider in Hawaii for more than 120 years. Our market consists of 86 central offices serving an area of approximately 6,263 square miles on the islands of Oahu, Maui, Hawaii, Kauai, Molokai and Lanai. We are the incumbent provider of local exchange services within this area and own the state’s most extensive local telecommunications network, with 560,417 local access lines served as of December 31, 2007, of which 59% served residential customers, 40% served business customers and the remaining 1% served other customers. Other customers include (1) interexchange carriers that pay for access to long distance calling customers located within our local service area and (2) CLECs that pay for wholesale access to our network in order to provide competitive local service on either a resale or unbundled network element (UNE) basis as prescribed under the Communications Act of 1934, as amended, which we refer to throughout this annual report as the Communications Act.

Our market is characterized by high population density, with 71% of the state’s population concentrated on Oahu. This concentration of customers and commerce provides opportunities to leverage our network infrastructure to deliver products and services efficiently and in a cost-effective manner, and to market and sell our services more effectively. Given Hawaii’s geographic location, its distance from the mainland United States, and the diversity of its population (approximately 40% being of Asian descent), Hawaii residents and businesses have telecommunications needs that may be different from those on the mainland United States. Furthermore, in 2007, the median household income in Hawaii was $58,366, compared to the national average of $49,280. For the foregoing reasons, our strategy is to leverage the distinctive qualities of the Hawaii market to develop customized, local marketing strategies.

Our business marketplace is dominated by several key industries. State and federal government account for 27% of gross state product. With the U.S. Pacific Command, one of the largest of the U.S. unified service commands, based in Hawaii and 39,000 military personnel stationed in Hawaii, the federal government is one of our largest customers. The hospitality industry and financial institutions also account for a significant portion of our business. The operations of these leading sectors are communications intensive, and we believe that they are dependent on our modern, reliable services. Hawaii’s small business market (in aggregate) is also a key driver of Hawaii’s economy — approximately 94% of the companies in Hawaii employ fewer than 50 employees, representing approximately 30,500 business customers. We believe that these business customers represent an underserved segment that we are targeting aggressively with new product and service offerings.

Other

We have been providing wireless services since 2005. The wireless market in Hawaii is projected to grow from the current 810,000 wireless subscribers to 1,100,000 by the end of 2011. Currently, less than 3% of these subscribers utilize us as their wireless provider. We are investigating opportunities to capture a higher share of this market and to leverage the Hawaiian Telcom® brand and our existing customer base to enhance customer loyalty for our various product and service offerings.

D. Our Products and Services

Wireline Services

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

Local Network Service

Our traditional local network service enables customers to originate and receive telephone calls within a defined “exchange” area. We provide basic local services on a retail basis to residential and business customers, generally for a fixed monthly recurring charge. Basic local service also includes non-recurring charges to customers for the installation of new products and services. Basic local exchange services are enhanced with a variety of value-added services such as call waiting, caller ID, voice messaging, three-way calling, call forwarding and speed dialing. Value-added services may be purchased individually or as part of a package offering for a monthly recurring charge. We also offer other local exchange services such as local private line and wire maintenance. The rates that can be charged to customers for basic local and certain other services are determined by the Public Utilities Commission of the State of Hawaii (HPUC). We charge business customers higher rates to recover a portion of the costs of providing local service to residential customers, as is customary in the industry. See “—Regulation” for further discussion of regulatory matters including our local network service rate proceedings.

Network Access Services

Our network access services are offered in connection with the origination and termination of long distance, or toll, calls that typically involve more than one company in the provision of end-to-end long distance service. Since toll calls are generally billed to the customer originating the call, a mechanism is required to compensate each company providing services relating to the call. This mechanism is the access charge, which we bill to each interexchange carrier for the use of our facilities to access our customers. In addition, we bill a component of access charges directly to our customers. Our network access services generate intrastate access revenue when an intrastate long distance call that involves us and an interexchange carrier is originated and terminated within Hawaii. This access charge is regulated by the HPUC. Similarly, our network access services generate interstate access revenue when an interstate long distance call is originated from a Hawaii local calling area served by us and is terminated in a local calling area in another state, and vice versa. Interstate access charges are regulated by the Federal Communications Commission (FCC). We also offer special access voice and data services, which are a key area of growth driven by demand for increasing bandwidth from business customers. Special access services include switched and non-switched (or dedicated) services such as point-to-point single channel circuits, Synchronous Optical Network (SONET) and Time Division Multiplexing (TDM) transport services, as well as IP-based private networks.

Long Distance Services

We provide long distance services to transmit international calls, interLATA (Local Access Transport Area) domestic calls and regional toll calls made to points outside a customers’ local calling area, but within our local service area (intraLATA toll). In Hawaii, each of the islands is a local calling area, and calls between the islands are intraLATA toll calls. Other long distance services include 800-number services and wide area telecommunication services, or WATS, private line services, and operator services associated with long distance calls. As of December 31, 2007, we served 263,882  long distance lines, of which 68% served residential customers and 32% served business customers.

Internet Services

We provide high-speed Internet (HSI) and dial-up Internet access to our residential and business customers. Our data network enables us to provide extensive high-speed network access. We have HSI available in 79 of our 86 central offices. As of December 31, 2007, we served 76,091 retail residential HSI lines, 15,776  retail business HSI lines, and 1,579 wholesale business HSI lines. We also provided dial-up Internet access to approximately 3,000 subscribers as of the same date.

Other Wireline Services

We seek to capitalize on our local presence and network infrastructure by offering other services to customers and interexchange carriers. Sales and maintenance of customer premises equipment to the business markets are an important source of local exchange revenues. Customer premises equipment services are also an area of potential growth as attractive contracts with major equipment providers allow us to offer complete voice and data network and management solutions. For the wholesale or carrier market, we offer services including operator services, billing and collection services and space and power rents for collocation services. We also offer public pay telephone services at approximately 5,200 locations throughout the state.

During 2007, we continued to develop a network capable of providing integrated digital television, high-speed broadband and voice services to new and existing customers. Negotiations with the Cable Television Division of the State of Hawaii Department of Commerce and Consumer Affairs concerning our application for a video franchise for the island of Oahu are ongoing. In addition to investing in our network to offer video services, we are developing the requisite hardware and software platform and securing programming content for our proposed video services. Our ability to provide an attractive and profitable video offering will depend significantly on the results of these regulatory and infrastructure development efforts.

Other

We offer wireless services pursuant to a mobile virtual network operator (MVNO) services agreement with a subsidiary of Sprint Nextel Corporation (Sprint). That agreement allows us to resell Sprint wireless services, including access to Sprint’s nationwide personal communication service (PCS) wireless network to residential and business customers in Hawaii under the Hawaiian Telcom® brand name. The services agreement with Sprint was effective as of January 2005 and has an initial term of five years with an automatic renewal for successive two-year terms until either party provides notice of non-renewal. In October 2007, we began to provide  back-office support for our wireless operations internally and terminated agreements with Mobile Technology Services (a subsidiary of InPhonic, Inc.), a mobile virtual network enabler.

E.  Sales and Marketing

Our sales and marketing strategy is to position our business as a local Hawaii company and to develop and deliver products designed to meet our market’s specific needs. Key components of our sales and marketing strategy include:

•                  developing and delivering products, services and bundles customized to meet the needs of the local Hawaii market;

•                  leveraging the Hawaiian Telcom® brand across all our product offerings;

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

•                  re-designing sales coverage models to focus on underserved customers and to increase segmentation and target marketing to small- and medium-sized business customers;

•                  improving the customer service experience; and

•                  increasing the capacity of all sales and marketing channels by centralizing sales support functions, enhancing performance of retail stores, and tracking and managing profitability by sales channel.

Our long distance services sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services and generating incremental revenues through product and feature up-sale opportunities. We sell our long distance communications services through local advertising, as part of bundled telecommunications packages, and up-selling by our customer contact personnel.

We market our Internet services as a stand-alone product, as well as part of a package of bundled telecommunications services to our residential and business customers. We believe our ability to bundle Internet services with other telecommunications services has contributed to the revenue growth generated by our Internet services business.

We sell wireless phones and services primarily through our eight retail stores. We are currently investigating alternative sales strategies.

F.  Network Architecture and Technology

Our strategy is to build and operate the most technologically advanced communications network in the state of Hawaii. In 2007, we invested approximately $55 million in our network including significant expenditures transforming our network from a traditional Time Division Multiplexing (TDM) telecommunications network to an Internet Protocol (IP)-based packet network.

Backbone Network

In March 2007, we activated a statewide Multiprotocol Label Switching (MPLS) network. That completed the foundation, or backbone, of our IP-based network. Migration plans are in place to converge our entire network onto this platform. Our current backbone infrastructure consists of seven core MPLS routers, 23 service edge routers, 21 Frame Relay switches, and 13 ATM switches. There are also 499 Synchronous Optical Network (SONET) rings in service.

We began offering new services statewide on our MPLS network in May 2007, including an IP-based virtual private network (IPVPN) service and an enhanced IP-based data service. These services provide converged data connections over our MPLS network, compared to ATM, frame relay, or SONET services that provide data connections over separate overlay networks. In addition to increasing the capacity of our MPLS backbone, we also continued preparations to provide proposed video services, including configuration design and installation of a video head end and the middleware (user interface) solution. In 2007, we introduced a new, higher speed HSI service at up to 11 Mbps over our MPLS network. As we complete the upgrade of our backbone network, we plan to migrate customers from our legacy ATM-based HSI service to our new IP-based network. Our convergence of services to a single IP infrastructure is consistent with the industry movement toward Ethernet, and will allow us to prioritize our bandwidth to provide a broader range of services and reduce congestion on our network.

Voice Network

We continue to migrate our voice network from a traditional circuit-switched network to a packet-switched network. In February 2007, we completed the upgrade of our Class 4 access tandem to a next generation, packet-based Nortel CS2000 core. This hybrid core will manage both TDM- and IP-based network elements while we complete the installation of IP-based network elements. In May 2007, we also installed an IP-based long distance tandem-switching system that permits us to retain 100% of our inter-island traffic on our network, thereby reducing usage fees paid to Sprint to terminate our long distance traffic, reducing sources of problems to our network, and improving customer service. Furthermore, we are now able to utilize multiple long distance vendors for interLATA and international traffic for both diversity and cost purposes.

As of December 31, 2007, we owned a total of 116 local base and remote switches and a total of seven tandem switches serving 560,417 total lines on the islands of Hawaii, Kauai, Lanai, Maui, Molokai and Oahu. All of our access lines are served by digital switches provided predominantly by Alcatel-Lucent and Nortel. Since 2002, we have updated our infrastructure to meet the technological needs of our customers. Our switches on every island are linked through a combination of extensive aerial, underground, and undersea cable, allowing us to provide our services to customers in a very challenging geographical territory.

Transport Infrastructure

In 2007, we introduced our first fiber-to-the-premise solution to serve greenfield multi-dwelling unit (MDU) and subdivision developments. By laying fiber and utilizing various passive optical network components from these developments to our central offices, we can further leverage the capabilities of our MPLS backbone, provide higher bandwidth services to our customers including the proposed video services, and reduce maintenance costs. We intend to utilize this technology for future greenfield developments.

Our telecommunication infrastructure includes more than 13,212 sheath miles of fiber optic cable and copper wire distribution lines. Submarine and deep-sea fiber optic cables connect the islands of Kauai, Oahu, Maui and Hawaii, while digital microwave provides other inter-island connections. The islands also are connected with Trans-Pacific fiber optic cables, not owned by us. In 2007, we added an inter-island fiber link between Oahu and Hawaii, creating a survivable inter-island ring between Oahu, Maui, and Hawaii.

Network Surveillance and Operations

Certain network management operations are provided by our Network Operations Center (NOC) and our Network Services Computer Center (NSCC) located in Honolulu. We also have a customer service center that coordinates installations and repairs, as well as 86 central offices that permit us to service our customers’ needs statewide. These facilities offer extended business hours to handle customer inquiries and service orders. In addition, the Honolulu operations center is responsible for service delivery, installation, maintenance and repair, outside plant construction activity, and inventory management of supplies and equipment necessary for telephone operations. This function includes management and maintenance of the fleet of cars and trucks that support our outside plant activities.

In addition to our network infrastructure, we have operating equipment consisting of motor vehicles and other equipment. We own or lease most of our administrative and maintenance facilities, customer service centers, central offices and remote switching platforms and transport and distribution network facilities. Our local telephone assets are located primarily in Hawaii.

G.  Back-Office and Information Technology

Since the 2005 Acquisition, we have made substantial investments in a new back-office and IT infrastructure. This back-office and IT infrastructure was necessary to enable us to migrate off software systems that we used prior to the 2005 Acquisition. We initially engaged BearingPoint, Inc. (BearingPoint) to build the back-office and IT infrastructure, and in February 2007 terminated our relationship with BearingPoint and transferred certain services previously performed by BearingPoint to Accenture LLP (Accenture). See “—Transition to Becoming a Stand-alone Provider.”

We believe that our new back-office and IT infrastructure, when fully functional, will allow us to improve and expand our customer services and streamline our operations. Enhanced data management and billing capabilities will allow us to broaden our bundled product offerings. In addition, our new back-office and IT infrastructure will provide us with more comprehensive customer information, which we believe will enhance our market intelligence. We believe that the enhanced functionality of our new IT infrastructure will allow us to sell more products and bundles, operate more efficiently, and reduce our costs. See “—Business Transactions.”

H.  Competition

Wireline Services

Local Exchange Service

ILECs are subject to several types of competition, including (i) facilities-based providers with their own local networks; (ii) resale providers who purchase local service from ILECs at wholesale rates and resell these services to their customers; (iii) providers who lease UNEs from ILECs; (iv) cable companies who offer local service through Voice over Internet Protocol (VoIP) over their cable platform, and (v) new entrants and providers with technology alternatives to local service networks like wireless providers. Technological developments in wireless telephone features, personal communications services, digital microwave and other wireless technologies are expected to promote the development of alternatives to traditional wireline services. We believe that competition is likely to come from resale interconnection or UNE interconnection. We also anticipate increased competition from certain service providers in Hawaii, primarily Oceanic Time Warner Cable, and two local CLECs.

Long Distance Services

The long distance telecommunications market is intensely competitive and has been for several years. Competition in the long distance business is based primarily on price, although service bundling, branding, customer service, billing services and quality also play a role in customers’ choices. In the long distance market, we compete against the three largest interstate long distance carriers in Hawaii — AT&T, Verizon and Sprint — as well as all of the wireless providers that offer bundled long distance with their rate plans. In addition, we believe that VoIP will also offer an alternative to long distance services.

Internet Services

We expect that the Internet access services business will continue to be highly competitive due to the absence of significant barriers to entry. We currently compete with Oceanic Time Warner Cable, Pacific LightNet, Clearwire and traditional carriers providing dedicated Internet access services to business customers.

Other

Wireless Services

While the market for wireless telephone services in Hawaii continues to grow, it is highly competitive. All of the national wireless carriers including Verizon Wireless, AT&T Mobility LLC, Sprint, and T-Mobile USA, Inc., as well as MobiPCS, currently service the Hawaii wireless market. Federal local number portability requirements also increase competition by allowing customers to keep their telephone numbers when they switch carriers.

I.  Employees

As of March 15, 2008, we employed 1,504 full-time employees (FTEs) in Hawaii, compared to 1,704 FTEs as of March 15, 2007. The decrease reflects a reduction in the number of non-union employees that took place between October 2007 and January 2008 and a voluntary retirement package offered in January 2008. Of the total employees, 62.4% were represented by the International Brotherhood of Electrical Workers (IBEW) Local 1357. As part of the 2005 Acquisition, we assumed all of the obligations of the collective bargaining agreement that governs the terms and conditions of employment for all IBEW-represented employees working for us. On March 26, 2007, we announced a tentative agreement with IBEW Local 1357 to extend the term of the current collective bargaining agreement from September 1, 2007 to August 31, 2008 that was ratified by union members and approved by our Board of Directors. We are in the process of preparing for negotiations later this year with IBEW Local 1357 on a new collective bargaining agreement. We believe that management currently has a constructive relationship with the represented and non-represented employee group.

J.  Insurance

We have insurance to cover risks incurred in the ordinary course of business, including errors and omissions,  general liability, property coverage (which includes business interruption), director and officers and employment practices liability, auto, crime, fiduciary, and worker’s compensation insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial coverage against “all risks” of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the telecommunications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea, and above-ground transmission lines. We believe that our insurance coverage is adequate; however, if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial results may be adversely affected.

K.  Regulation

Federal and State Regulation of Telecommunications Services

Our telephone operations generally are subject to the jurisdiction of the FCC with respect to interstate services and the HPUC with respect to intrastate services. The following summary does not purport to describe all current and proposed applicable federal and state regulation.

Competition

We face increasing competition in all areas of our business. Regulatory changes brought on by the 1996 amendments to the Communications Act, regulatory and judicial actions, and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints than our ILEC. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the amendments to the Communications Act and technological advances, and any changes in the State or Federal laws or regulations governing communications.

Universal Service

As a provider of interstate telecommunications, we are required to contribute to federal universal service programs. The FCC adjusts the contribution amount quarterly, and may increase or decrease this amount depending on demand for support and the total base of contributors. Pending proposals to change the contribution methodology could increase or reduce our total obligation to this funding. We also draw Interstate Access Support from this funding.

On December 31, 2007, we filed a petition with the FCC requesting a waiver to determine our eligibility to receive support from the non-rural high-cost support mechanism according to our average line costs per wire center, rather than our statewide average line costs. Grant of the petition would increase the amount of such support we receive. There is no definite timeframe for an FCC decision on this petition.

Sandwich Isles Communications, a rural local exchange carrier, has obtained eligible telecommunications carrier (ETC) status to serve certain remote areas of the state administered by the State Department of Hawaiian Home Lands, and is estimated to have received over $14,000 per-line of annual federal high-cost loop support for 2006. Sandwich Isles receives this funding to serve certain parts of the Hawaiian Home Lands based on its representations that it serves areas that were unserved as of 1997. Our lack of such support makes it difficult for us to compete effectively in those remote areas of the state. Nextel Partners, Inc. also has been granted ETC status by the HPUC, and draws federal support for some of its licensed service areas.

State Regulation of Retail Rates

Although the FCC generally does not regulate our retail rates, the HPUC imposes relatively extensive rate regulation on us. However, the HPUC has reduced its rate regulation of some of our services, using a three-tiered approach. Services may be classified as fully competitive, partially competitive, or non-competitive. Certain services, such as intrastate (inter-island) toll, are classified as fully competitive services and are exempt from rate-of-return regulation and price ceilings. They must be offered on prices, terms, and conditions reflected in tariffs filed at the HPUC and may not be priced below the total service long-run incremental cost. Other services, such as central exchange (Centrex) features, are classified as partially competitive services and may be flexibly priced, although they may be subject to regulation (other than rate-of- return regulation) such as price floors and price ceilings, as authorized by the HPUC. Most services, including residential and business local exchange services, integrated service digital network (ISDN), services, and directory assistance, are considered non-competitive services when offered on a stand-alone basis and are subject to rate-of-return regulation. However, the HPUC has recently granted us some pricing flexibility on these services when they are bundled with other fully or partially competitive services or other services that are not within the HPUC’s jurisdiction, enabling us to charge a discounted rate for the bundle. The competitive classification of certain services and the ability to bundle the services have helped us to respond to competition, but we cannot quantify the effect.

The rates charged to end users for the provision of basic local service are generally subject to rate-of-return regulation administered by the HPUC. Local rates historically have been set at a level that will allow the recovery of embedded costs for local service. Recognized costs include an allowance for a rate-of-return on investment in plant used and useful to provide local service. Competitive forces and conditions in the HPUC order approving the 2005 Acquisition may cause us to be unable to raise our local rates in the future. Rate cases brought to the HPUC occur infrequently, typically spaced by several years, are initiated by the carrier and require the carrier to submit substantial evidence and meet a high burden of proof for rate increases. Moreover, the HPUC order approving the 2005 Acquisition forbids us from initiating a rate case with a test year earlier than 2009, unless the HPUC finds a compelling financial need to justify an earlier filing. In addition, the order restricts in some ways our ability to pay dividends. If we seek a rate case with a test year earlier than 2009, we would be subject to certain additional conditions including the obligation of Hawaiian Telcom Holdco, Inc. to make an additional capital investment in us.

State and Federal Regulation of Long Distance Services

We are subject to certain conditions imposed by the HPUC and the FCC on the manner in which we conduct our long distance operations. For example, we are prohibited from joint ownership of local and long-distance telephone transmission or switching facilities. We are also required to file tariffs and submit cost studies when bundling local service with intrastate, interstate, or international long distance services. The HPUC must ensure that these bundled offerings do not result in (a) our long distance business being cross-subsidized by the regulated portion of our local exchange business or (b) discrimination by our ILEC against other long distance providers.

Federal Interconnection and Unbundling Requirements

As an ILEC, we are subject to a number of access and interconnection requirements under federal law.  Among other things, an ILEC must negotiate in good faith with other carriers requesting interconnection and access to unbundled network elements (UNEs) and offer its competitors access to certain UNEs, such as local loops and inter-office transport, at regulated rates.  However, we are no longer required to provide our competitors with access to loop or transport UNEs, switching or the combination of UNEs known as the UNE Platform (UNE-P), as certain competitive thresholds have been met in our market.  The FCC also has limited our obligation to unbundle fiber facilities to multiple dwelling units, such as apartment buildings, and to homes and offices deployed in fiber-to-the-curb and fiber-to-the-premises arrangements.   The FCC currently is examining its pricing standard for UNEs, and may modify other aspects of its UNE rules as market conditions change.

Interstate and Intrastate Access Charges

The rates that we can charge for interstate access are regulated by the FCC. The FCC has made various reforms to the existing rate structure for access charges, which, combined with the development of competition, have generally caused the aggregate amount of access charges paid by long-distance carriers to decrease over time. For example, the FCC has instituted caps on the per-minute rate we can charge for our switched access services as well as on our monthly subscriber line charges (SLCs). The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. The FCC currently is considering whether to modify the special access pricing rules for price cap carriers like us. On November 16, 2007, we filed a petition with the FCC seeking pricing flexibility for certain special access services offered on the neighbor islands.  An order is pending FCC decision. We currently have pricing flexibility for certain special access services offered on Oahu.

Our intrastate access rates are set forth in an interim tariff approved by the HPUC in 1995 and are based on our embedded costs. Although it has been the HPUC’s intention to initiate a proceeding to adopt permanent access rates based on a forward-looking cost methodology, the HPUC has not yet initiated a proceeding to do so.

Federal Framework for Intercarrier Compensation

The FCC has an ongoing rulemaking that could fundamentally restructure the regulatory regime for intercarrier compensation. This comprehensive reform proposal seeks, among other things, to unify state and interstate intercarrier charges in certain circumstances, provide a mechanism to replace intercarrier revenues lost through rate unification, and resolve a number of outstanding disputes among carriers regarding interconnection and compensation obligations. The FCC has also sought comment on whether access charges should apply to Voice over Internet Protocol (VoIP) or other Internet protocol-based service providers. The FCC has not yet announced whether it will take any action with respect to these issues.

The FCC has found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Communications Act. Instead, the FCC established a federal rate cap for this traffic, which is and will remain $0.0007 per minute until the FCC decides otherwise.

Federal Regulatory Classification of Broadband and Internet Services

The FCC has been considering whether, and under what circumstances, services that employ Internet protocol are “telecommunications services” subject to regulations that apply to other telecommunications services, but it has not definitively ruled on the issue and instead has made a series of decisions addressing specific services and regulations. For example, some VoIP providers must comply with the federal wiretap law and with FCC requirements to provide enhanced  911 emergency calling capabilities, ensure disability access, and provide local number portability. Certain VoIP providers are exempt from state telecommunications market entry regulation. As a result, our VoIP competitors may be less heavily regulated than we are.

In September 2005, the FCC ruled that ILECs like ours may offer dedicated broadband Internet access service as an information service. As a result, we are no longer required to offer the underlying broadband transmission capacity used to provide our HSI service on a tariffed, common carrier basis to competing Internet Service Providers (ISPs). This decision gives us greater flexibility in how we offer and price such transmission capacity. It also puts us on more even footing with our cable competitors in the broadband market since the FCC had previously held that high-speed Internet access service delivered using cable television facilities constitutes an information service not subject to common carrier regulations, a determination that was upheld by the United States Supreme Court.

Other Federal and State Regulatory Proceedings

Currently pending before the HPUC is a proceeding, filed on October 6, 2006, concerning our service quality and performance levels and standards in relation to our wholesale and retail customers. The HPUC, as part of its approval of the 2005 Acquisition pursuant to which Hawaiian Telcom acquired Verizon’s Hawaii assets, had called for such service quality review to take place beginning six months after the systems cutover from Verizon, which occurred April 1, 2006. The Consumer Advocate of the State of Hawaii, the Department of Defense, Time Warner Telecom of Hawaii LLP and Pacific LightNet, Inc. are parties to the proceeding. In general, the HPUC is examining the effect that the 2005 Acquisition had on our wholesale and retail customers, including whether any audit or other remedy should be required to mitigate any negative effects. The HPUC also is addressing whether any of the current service quality standards with which we are required to comply should be modified or eliminated and whether any new standards should be enacted, including whether a procedure should be established to impose fines for any failure to meet the service standards. All formal filings provided for in the schedule established by the HPUC, as well as a hearing, have been completed. We continue to file periodic service quality reports as required by the HPUC and respond to information requests concerning them. We cannot predict the outcome of this or other proceedings before the FCC, the HPUC or the courts.

Environmental, Health and Safety Regulations

We are subject to various environmental, health and safety laws and regulations that govern our operations and may adversely affect our costs. Some of our properties use, or may have used in the past, on-site facilities or underground storage tanks for the storage of hazardous materials that could create the potential for the release of hazardous substances or contamination of the environment. We cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance, although we have not currently identified any of our facilities as requiring major expenditures for environmental remediation or to achieve compliance with environmental regulations.

L.   Business Transactions

Transition to Becoming a Stand-alone Provider

Verizon and its affiliates historically provided our predecessor with services that were critical to the operation of our business. Our transition from Verizon to becoming a stand-alone provider of telecommunications services began on May 2, 2005 and ended April 1, 2006 (the “Transition Period”).

Upon the expiration of the Transition Period on April 1, 2006, we completed our transition from Verizon, which involved (a) terminating the services from Verizon and transitioning those services to us, and (b) migrating the data used in Verizon’s Hawaii Business from Verizon’s systems to our systems. As a result, the services previously provided to us by Verizon and its affiliates are now being provided by our internal operations or third-party service providers.

We engaged BearingPoint in 2004 to build a back-office and IT infrastructure to allow us to migrate off software systems that we used prior to the 2005 Acquisition and during the Transition Period, thereby enabling us to operate as a stand-alone provider of telecommunication services. These “build services” generally consisted of integration and installation of software, databases, hardware, operating systems, and internal network systems; providing the services of the primary and back-up data centers; providing certain training; and business process definition. The new back-office and IT infrastructure was integrated with certain core operations support systems purchased from Verizon as part of the 2005 Acquisition, and provides network operations support functions and operates our billing systems, customer relationship management systems, corporate finance systems, human resource and payroll systems. Under our agreement with BearingPoint, BearingPoint also provided certain infrastructure management services (including management of databases, storage, application and utility servers and managed network services) and application development and maintenance services (including application planning, design, testing, implementation, and maintenance and support). BearingPoint had committed to complete the “build services” by the end of the Transition Period expiring April 1, 2006.

On the April 1, 2006 cutover date, while the major network operational systems were built and functioned without significant problems, critical systems related to back-office functions, such as customer care, order management, billing, supply chain, and other systems interfacing with our financial systems, lacked significant functionality. This led to deficiencies in billings and collections, revenue assurance, and order entry flow-through. Despite BearingPoint’s efforts to improve the functionality of the related systems, we continued to experience many of these same issues, requiring us to incur significant incremental expenses in 2006 to retain third-party service providers to provide call center and manual processing services in order to operate our business. To help remediate deficiencies, we also engaged the services of Accenture, which has expertise in telecommunications back-office software systems and processes. In addition to the third-party costs, we incurred additional internal labor costs in the form of overtime pay. As a result, we engaged in discussions with BearingPoint seeking reimbursement of the aforementioned costs and compensation for damages arising from failures to deliver promised services in a timely manner.

Effective as of February 6, 2007, we reached a mutual agreement with BearingPoint that was memorialized in a Settlement Agreement and Transition Agreement. Under the Settlement Agreement, BearingPoint paid to us the aggregate amount of $52.0 million (the “Settlement Payment”) on March 27, 2007 and agreed to discharge previously-submitted invoices in an aggregate amount of approximately $29.6 million as well as other amounts otherwise payable to BearingPoint. The total benefit to us under the settlement includes the cash Settlement Payment and a reduction in accounts payable ($38.6 million at February 6, 2007, including certain accrued costs) associated with reversing amounts accrued under our agreement with BearingPoint. For the year ended December 31, 2006, we recorded a recovery contractually due under our agreement with BearingPoint amounting to $24.1 million. The remaining settlement consideration was recognized in the first quarter of 2007. The Transition Agreement provided for, among other things, the transition of certain of the remaining “build services” and application management and support services to a successor provider, and contemplated a transition period that ended on May 2, 2007 during which BearingPoint provided transition services at no cost to us.

Contemporaneously with the Settlement Agreement and Transition Agreement, we entered into an Application Services Agreement with Accenture, effective as of February 5, 2007, pursuant to which Accenture agreed to perform certain of the application development and management services previously provided under the BearingPoint Master Services Agreement. The Application Services Agreement commenced with a transition period that ended May 2, 2007, during which Accenture assumed responsibility for the completion and ongoing development of applications from BearingPoint. The transition from BearingPoint to Accenture was accomplished without any material issues. The Application Services Agreement requires Accenture to provide three main areas of support: Application Management Services, Recovery Services, and Enhancement Services. For the Application Management Services, Accenture is providing ongoing system maintenance and support services for 17 months from the effective date of the agreement. For the Recovery Services, which concluded in December 2007, Accenture was responsible for leading and executing the remediation of systems issues identified by the parties in 2006 to increase functionality and reduce contingency costs. See “—Agreements Relating to our Back-Office and Information Technology.” For the Enhancement Services, Accenture is developing key customer service and business support systems to improve operations, increase stability, and introduce new products. Originally set to conclude in December 2007, we extended the term of the Enhancement Services to June 30, 2008.

The term of the Application Services Agreement ends in July 2008. Discussions are ongoing with vendors, including Accenture, to provide long-term IT support services following the expiration of the Application Services Agreement.

Through the maintenance and remediation efforts beginning in 2006 and continuing into 2008, we have seen continued improvements in system stability and a reduction in system defect rates. Implementation of order-to-cash flow-through upgrades continue to improve overall performance, accuracy of orders and bills, and some reduction in third-party support costs. These improvements in stability and accuracy have allowed the implementation and support of new products and services to our customers, such as new product bundles and HSI products, and provided us with improved capability to offer targeted and timed promotions.

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

Pursuant to the Intellectual Property Agreement, we acquired certain trademarks and trade names that relate to our business, although the majority of the marks and names that were used in the business before the 2005 Acquisition were retained by Verizon and GTE, which required us to undertake a re-branding process. We also acquired (a) the copyrights to 41 specified phone books and compilation copyrights to all of the white page, yellow page and other telephone print directory products published by Verizon’s Hawaii Business for use by its customers (subject to a license back to GTE in such copyrights), (b) all customer proprietary network information (other than subscriber list information) that relates solely to customers of Verizon’s Hawaii Business, and (c) a joint ownership interest (with GTE) in the other non-technical proprietary business information relating to Verizon’s Hawaii Business. In addition, under the Intellectual Property Agreement we are licensing from GTE all other intellectual property used in the business (other than trademarks, third-party intellectual property, and Verizon proprietary software). Effective November 30, 2007, in connection with the sale of our directories publishing business to HYP Media Holdings LLC (see “— Agreements Relating to Directories Publishing.”), we transferred the copyrights to our phone books (including those acquired from GTE) to HYP Media LLC, a wholly-owned subsidiary of HYP Media Holdings LLC.  We also licensed to HYP Media LLC the right to use several of our trademarks in connection with certain of its directory products.

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

Agreements Relating to Directories Publishing

Effective November 30, 2007, we completed the sale of our directories publishing business to HYP Media Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of CBD Investor, Inc. (CBD). The sale was made pursuant to the Purchase Agreement dated as of April 29, 2007 among the Company, Hawaiian Telcom Services Company, Inc., and HYP Media Holdings LLC as assignee of CBD, for a cash purchase price of $435.0 million plus certain adjustments related to working capital. In connection with the sale, we entered into continuing commercial arrangements with HYP Media LLC relating to the directory publishing business, including but not limited to a 50-year publishing agreement pursuant to which HYP Media LLC will serve as the exclusive official publisher of telephone directories on behalf of Hawaiian Telcom, Inc. Under this agreement, HYP Media LLC will publish both white and yellow pages print directories under the Hawaiian Telcom® brand. Also as part of this transaction, HYP Media LLC assumed our rights and obligations under our directory services agreement with L.M. Berry. Under the directory services agreement, L.M. Berry, a subsidiary of AT&T, is responsible for selling advertising in the Hawaiian Telcom print directories as well as for the publication, printing and distribution of the print directories.

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

Effective as of February 6, 2007, we entered into a Settlement Agreement with BearingPoint to resolve a dispute relating to reimbursement of costs to temporarily obtain additional resources to assist with processing transactions and compensation for damages arising from failures to deliver promised services in a timely manner. See “—Transition to Becoming a Stand-alone Provider.” As a result of payment of the Settlement Payment on March 27, 2007, the Master Services Agreement was terminated.

Contemporaneously with the Settlement Agreement, we entered into a Transition Agreement with BearingPoint pursuant to which, among other things, the services provided under the Master Services Agreement were transferred to a successor provider. The Transition Agreement also governed all future liability matters between the Company and BearingPoint (other than for those claims reserved in the Settlement Agreement). The Transition Agreement included a transition period ending May 2, 2007 during which BearingPoint provided transition services at no charge to us. In addition, we entered into an Application Services Agreement with Accenture effective as of February 5, 2007, pursuant to which Accenture will complete the development of key customer service and business support systems. The initial focus of this agreement was on critical, high-volume systems functionality.

Agreement Relating to Procurement and Logistics

On December 10, 2004, we entered into a supply chain services agreement with Sprint North Supply Company, now known as Embarq Logistics, a division of Embarq Corporation (Embarq), pursuant to which Embarq provides us with a variety of telecommunications products and handles the logistics with respect to such products, including procurement, shipping, warranty returns, and related services such as testing. On May 2, 2005, these services replaced the procurement and logistic services that had been provided by Verizon.

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

Agreements Relating to our Wireless Business

Sprint Wireless Agreement

We entered into a Private Label PCS Services Agreement with Sprint Spectrum, L.P., a subsidiary of Sprint, effective as of January 11, 2005, by which we purchase wireless telephone and data services from Sprint and resell those services to our own end users under the Hawaiian Telcom® brand name. This agreement allows us to buy airtime from Sprint at wholesale rates that decline with volume and requires us to meet certain minimum line and usage volumes. The agreement has a term of five years and is renewable for additional two-year terms after the initial period.

Other Agreements

We have contracts with other parties that provide the equipment and other services that are necessary to our wireless business. In August 2007, we entered into a Non-Exclusive License and Servicing Agreement with Qualution Systems Inc. to utilize its Catalyst customer relations management software application suite, for which  we pay a flat monthly fee. The agreement has a term of two years and is renewable for additional one-year terms. The Qualution agreement replaced our mobile virtual network enabler (MVNE) agreement with Mobile Technology Services, pursuant to which we previously obtained various back-office services for our wireless business. We purchase our wireless handsets and related equipment through an agreement with Brightpoint, Inc. that has no specific term or minimum purchase requirement.

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

Risks Relating to our Business

Our business faces a variety of financial, operating and market risks, including the following:

Deficiencies in our critical back-office systems and IT infrastructure have negatively impacted our ability to operate as a stand-alone provider of telecommunication services, which has had an adverse effect on our business and results of operations.

To facilitate our transition to a stand-alone telecommunications provider following the 2005 Acquisition, we engaged BearingPoint to build and operate a back-office and IT infrastructure, including critical business processes, software applications (such as billing systems, corporate finance systems, human resources and payroll systems and customer relationship management systems), and hardware. This back-office and IT infrastructure was necessary to enable us to migrate off software systems provided by Verizon. On April 1, 2006, we ceased receiving services from Verizon. While the major network operational systems were built and functioned without significant problems at and after the April 1, 2006 cutover date, critical systems related to back-office functions such as customer care, order management, billing and financial reporting systems lacked, and continue to lack, significant functionality.  In particular, lack of systems functionality led to customer care, order management, and billing systems issues, which substantially impacted both customer satisfaction and collection efforts. Effective as of February 6, 2007, we entered into a Settlement Agreement with BearingPoint as well as a Transition Agreement that provided for, among other things, the transfer of the services previously provided under our agreement with BearingPoint to a successor provider. Contemporaneously, we entered into an Application Services Agreement with Accenture, effective as of February 5, 2007, pursuant to which Accenture agreed to perform certain of the application development and management services previously performed by BearingPoint.

It also has been necessary for us to incur significant incremental expenses to retain third-party service providers to provide manual processing services in order to operate our business.  In addition to the costs of third-party service providers, we also incurred additional internal labor costs, in the form of diversion from other efforts. We expect to continue to incur significant incremental costs in the future, although the amounts of such costs should decline over time if and as our systems functionality improves.

In addition to the significant expenses we have incurred, because we do not have fully functional back-office and IT systems, we have been unable to fully implement our business strategy and effectively compete in the marketplace, which has had an adverse effect on our business and results of operations.  While we are continuing to work to improve the functionality of our systems and we have seen improvement, there is no certainty that these activities will be successful or when we will achieve the desired level of  functionality.  Until we are able to achieve this level of functionality, our lack of critical back-office and IT infrastructure will negatively impact our ability to operate as a stand-alone provider of telecommunication services, and will have an adverse effect on our business and operations.

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

Our senior management has determined that on December 31, 2007 the Company’s internal control over financial reporting was not effective due to the existence of material weaknesses as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5 that may have affected our financial statements through December 31, 2007.  The material weaknesses relate to internal control deficiencies identified in connection with revenue transactions, including information technology system functionality and data integrity, property plant and equipment, as well as access controls over certain information technology systems.

We cannot provide assurance that significant deficiencies or additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in errors in our financial statements that could give rise to a restatement of financial statements, cause us to fail to meet our reporting obligations, which may result in defaults under our senior credit facilities, and cause investors to lose confidence in our reported financial information.

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

We have made and expect to continue to make a significant amount of capital expenditures and to incur significant transition related expenses in connection with our transition to a fully functional stand-alone provider of telecommunications services.  We intend to fund a portion of such capital expenditures and expenses with our revolving credit facility.

In connection with our transition to a stand-alone telecommunications provider, we have made and expect to continue to make a significant amount of capital expenditures and incur significant transition related expenses to, among other things, build new IT systems and to enhance the functionality of our existing systems. We intend to fund a portion of these capital expenditures and expenses with funds drawn by us under our revolving credit facility. On March 25, 2008, we drew the remaining $73.8 million available under our revolving credit facility in response to uncertain conditions in financial markets and were fully drawn under the facility ($90.0 million).  The funds drawn will be invested in highly-rated, liquid instruments.  We filed a request with the HPUC in February 2008 for authority to increase our allowable borrowings under the revolving credit facility from $90.0 million to $150.0 million.  If the amount of capital expenditures and expenses required to become a fully functional stand-alone provider of telecommunications services exceeds those that are contemplated by our current business plan, our revolving credit facility may be insufficient to fund such capital expenditures and expenses and to provide us with the liquidity that we otherwise would require.  The availability of funds under our revolving credit facility will be conditioned upon, among other things, our continued compliance with the covenants in our credit agreement.  If we fail to meet those conditions and are unable to draw funds under our revolving credit facility, we will be unable to execute on our business plan.

We rely on several material agreements to operate our business. The loss of any of these agreements, or the failure of any third party to perform under any of these agreements, could have a material adverse effect on our business.

Since May 2005, several critical services historically provided by Verizon and its affiliates are currently being provided by third-party service providers. For example, we have entered into agreements with Accenture and other third parties for the provision of, among other things, critical printing, billing, accounting, and IT services. In addition, we have an agreement with Sprint to provide Internet transit, long distance, and private line services. We have also entered into a MVNO agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint’s nationwide personal communications service wireless network, under the Hawaiian Telcom® brand name.

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

We operate in a heavily regulated industry, and most of our revenues come from the provision of services regulated by the Federal Communications Commission (FCC) and the Public Utilities Commission of the State of Hawaii (HPUC). Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed by federal or state legislative initiative, judicial review or regulatory agencies at any time. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes would have on us.

There are a number of FCC policies under review that could have a significant impact on us. Changes to inter-carrier compensation that could impact our access revenues are possible. Changes to the universal service contribution methodology also have been proposed.  Changes in FCC policies may increase our obligations and/or reduce our revenue. Further, the FCC’s decisions are subject to judicial review. The uncertainty created by these pending FCC proceedings and related litigation make it difficult to predict the impact on us.

In addition, state government regulation also is a source of business uncertainty. The outcome of the service quality proceeding, a requirement from the 2005 Acquisition, is not certain. In response to competitors’ requests, the HPUC may initiate a proceeding to re-evaluate performance measures and to evaluate whether performance incentives applicable to our provision of services to competitors should be adopted. The HPUC also has deferred several matters from earlier telecommunications proceedings, which could be initiated in the future. We cannot predict whether state proceedings will be initiated or the possible outcome of such proceedings at this time.

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

We cannot assure you that our rates will remain at their current levels. In connection with the HPUC proceeding involving the 2005 Acquisition, we agreed with the Division of Consumer Advocacy that we would not initiate a rate case with a test year earlier than 2009, unless the HPUC found a compelling financial need to justify an earlier filing. If we seek a rate case with a test year earlier than 2009, we would be subject to certain additional conditions including the obligation of Hawaiian Telcom Holdco, Inc. to make an additional capital investment in the Company. In addition, the HPUC order received in connection with the 2007 sale of the Company’s directories publishing business imposed a condition requiring the imputation of revenues. Specifically, a directory publishing revenue credit in the annual amount of $42.6 million per year must be added as regulated revenues into the calculation of Hawaiian Telcom, Inc.’s earnings from 2008 to 2022 in all future rate cases, alternative form of regulation proceedings, or other proceedings before the HPUC investigating Hawaiian Telcom, Inc.’s earnings or financial performance. Such conditions may adversely affect our ability to obtain rate increases in the future. Our local exchange service competitors also may gain a competitive advantage based on rules which favor competitors. For example, competitors have the ability to resell our services at rates set by the HPUC and are not subject to the level of regulatory scrutiny generally faced by us. Additionally, as a result of the state regulators permitting our competitors to intervene in rate-setting proceedings, there is a potential that such competitors could obtain business sensitive information about us during such proceedings.

The FCC approves tariffs for interstate access and subscriber line charges, both of which are components of our network access revenue. The FCC currently is considering whether to restrain special access pricing by carriers like us subject to price caps on interstate rates.  The FCC also is considering proposals to reduce switched interstate access charges for carriers like us, and may require us to recover the foregone revenue from our end users. If the FCC lowers interstate switched or special access charges, we may be required to recover more revenue through subscriber line charges or forego this revenue altogether. This could reduce our revenue or impair our competitive position.

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

Wireline Services. As the ILEC, we face competition from resellers, local providers who lease UNEs from us, and, to a lesser degree, from facilities-based providers of local telephone services.

We have historically faced access line losses as a result of competition and substitution of traditional wireline services with wireless services. Access line losses have been faced by the industry as a whole, and we cannot assure you that access line losses will not continue in the future. In particular, the increasing penetration of high-speed internet and Voice over Internet Protocol, or VoIP, could lead to further primary and second access line losses.

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

The customer base for telecommunications services in Hawaii is small and geographically concentrated. In 2007, the population of Hawaii was approximately 1.29 million, approximately 71% of whom live on the island of Oahu. Any adverse development affecting Oahu, or Hawaii generally, could substantially impact our ability to do business there.

In addition, the relatively low unemployment rate in Hawaii could make it more difficult for us to retain and find qualified personnel needed to operate as a stand-alone provider of telecommunications services. Labor shortages or increased labor costs could have a material adverse effect on our operations. We cannot assure you that we will be able to continue to hire and retain a sufficient labor force of qualified persons.

Our business could suffer if we are unsuccessful in negotiating a new collective bargaining agreement. As of March 15, 2008, 62.4% of our workforce was represented by IBEW Local 1357. On March 26, 2007, we announced a tentative agreement with IBEW Local 1357 to extend the current collective bargaining agreement from September 1, 2007 to August 31, 2008. The tentative agreement subsequently was ratified by union members and approved by the Company’s Board of Directors. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating a new collective bargaining agreement, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations or relations will not result in the disruption of our operations.

We depend on key members of our executive management team.

Our future success as a stand-alone telecommunications provider is highly dependent upon members of our executive management team. Although certain of these members are subject to employment agreements and participate in the various incentive plans, such employment agreements may be terminated and the loss of the services of any such individuals or other key personnel could have a material adverse effect upon our future success as a stand-alone telecommunications provider. We do not maintain any “key person” insurance on any of our personnel. In 2007 and early 2008, we experienced significant key management changes, including the departures of Michael S. Ruley, our Chief Executive Officer, Paul H. Sunu, our Chief Financial Officer, and Harvey A. Plummer, our SVP - Engineering and Operations.  On February 4, 2008, we entered into a Services Agreement with Kroll Zolfo Cooper LLC, whereby Stephen F. Cooper will serve as our Chief Executive and Kevin J. Nystrom will serve as our Chief Operating Officer.  Given the significant change in management in the last year, our future success will be dependent in part upon the abilities of Messrs. Cooper and Nystrom to leverage their extensive management and operating experience to improve our financial performance and business operations.

We are controlled by Carlyle, whose interests may not be aligned with those of our note holders.

A holding company controlled by Carlyle and its affiliates currently owns substantially all of our equity and, therefore, Carlyle has the power to control our affairs and policies. It also controls the election of directors, the appointment of management, the entering into mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt and applicable HPUC requirements, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions.

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

We now have and will continue to have a significant amount of indebtedness. On March 25, 2008, we drew the remaining $73.8 million available under our revolving credit facility in response to uncertain conditions in financial markets. As a result, we had total outstanding indebtedness of $1,074.7 million, consisting of $500.0 million of outstanding notes, $90.0 million of secured indebtedness under our revolving credit facility, and $484.7 million of secured indebtedness under our senior credit facilities. We filed a request with the HPUC in February 2008 for authority to increase our allowable borrowings under the revolving credit facility from $90.0 million to $150.0 million.

Our current level of indebtedness could:

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

Despite current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial financial leverage.

Although covenants under our senior credit facilities and the indentures governing our notes limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness, the terms of our senior credit facilities and the indentures permit us and our guarantors to borrow significant additional indebtedness, including secured indebtedness, in the future if conditions are satisfied. In addition, on March 25, 2008 we drew the remaining $73.8 million available under our revolving credit facility in response to uncertain conditions in financial markets and were fully drawn under the facility ($90.0 million). We filed a request with the HPUC in February 2008 for authority to increase our allowable borrowings under the revolving credit facility from $90.0 million to $150.0 million.  If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Restrictive covenants in the indentures governing our notes and in the agreement governing our senior credit facilities may restrict our ability to pursue our business strategies, and a breach of such covenants may result in the acceleration of our long-term debt maturities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters, which is located in 1177 Bishop Street, Honolulu, Hawaii 96813 and consists of over 465,000 square feet of office space. We also have other properties consisting primarily of approximately 120 owned and approximately 60 leased real estate properties, including our administrative facilities and facilities for call centers, switching equipment, fiber optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers and servers used in our wireline business. See Item 1, “Business—Network Architecture and Technology.” There are no material real estate properties relating to our wireless business. For purposes of Hawaii state law, we are classified as a public utility and, accordingly. do not pay any property taxes.

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

Selected Financial Data (dollars in thousands)

	Predecessor			Company (1)
				Period from
			Period from	May 21 to
	Year Ended December 31,		January 1 to	December	Year Ended December 31,
	2003	2004	May 1, 2005	31, 2004	2005	2006	2007

Statement of operations data:
Operating revenues	$546,200	$529,500	$178,700	$—	$326,311	$503,135	$483,676
Depreciation and amortization (2)	109,300	114,700	39,500	—	101,402	163,967	159,872
Operating income (loss) (3)	16,800	48,200	21,900	(17,373)	(90,352)	(55,047)	(19,419)
Interest expense	33,700	36,800	11,700	—	55,611	80,256	85,945
Provision (benefit) for income tax	8,200	3,400	3,100	—	1,700	2,482	(47,700)
Income (loss) from discontinued operations (4)	(3,200)	25,600	8,400	—	(28,917)	(7,279)	182,531
Cumulative effect of change in accounting principle (5)	75,800	—	—	—	—	—	—
Net income (loss)	65,500	36,900	16,100	(17,373)	(175,705)	(144,637)	117,326

Statement of cash flow data – net cash provided by (used in):
Operating activities	$125,300	$107,700	$36,200	$—	$(5,381)	$38,299	$101,508
Investing activities (6)	(144,100)	3,300	(11,700)	—	(1,421,035)	(104,368)	63,160
Financing activities (6)	18,900	(110,200)	(24,000)	—	1,436,737	60,500	(160,648)

Balance Sheet data (as of end of period):
Cash and cash equivalents (7)	$400	$1,200	$1,700	$—	$10,321	$4,752	$8,772
Property, plant and equipment, net	786,400	734,000	717,800	—	817,333	818,172	794,051
Total assets	1,607,700	1,489,000	1,459,800	6,734	1,756,554	1,712,164	1,637,840
Long-term debt	427,400	301,700	151,300	—	1,343,500	1,380,500	989,700
Stockholder’s equity (deficiency) and parent funding	419,200	410,000	685,800	(17,373)	246,197	102,039	201,480

(1) The consolidated financial information for the Company includes the consolidated financial position, results of operations and cash flows of the Company from inception on May 21, 2004 and also includes the results of the Verizon Hawaii Business from the May 2, 2005 acquisition date.

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

(4) On April 29, 2007, the Company entered into an agreement to sell its directories publishing segment to an unrelated entity. The sale was consummated on November 30, 2007 resulting in a gain on sale of $231.8 million. See “Discontinued Operations” for further information.

(5) The Predecessor changed its method of accounting for directory revenues and expenses and asset retirement obligations effective January 1, 2003.

(6) The Company’s investing and financing activities during the year ended December 31, 2005 include the 2005 Acquisition, and during the year ended December 31, 2007 include the sale of the directories publishing segment.

(7) Cash and cash equivalents at December 31, 2007 excludes segregated cash of $271.5 million in a short-term Treasury money market account. Proceeds from the sale of the directories publishing segment have been temporarily invested in this account.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

The following discussion and analysis covers both periods prior to and subsequent to our consummation of the 2005 Acquisition.

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

We have operated as a stand-alone company since the 2005 Acquisition. We have provided a discussion and analysis of a comparison of the Company’s results for the year ended December 31, 2007 and 2006.  In addition, we have provided a discussion and analysis of a comparison for the year ended December 31, 2006 to the combined results of the Company and our Predecessor for the year ended December 31, 2005.  We believe such financial information may be important to an understanding of our future operations. The combined presentation for 2005 is not in accordance with generally accepted accounting principles and the periods presented are not comparable because of the change in the historical carrying value or basis of assets and liabilities that resulted from the 2005 Acquisition. We have presented the combined results of operations for 2005 in order to provide a more meaningful discussion of the periods presented.

On April 29, 2007, the Company entered into an agreement to sell its directories publishing segment to an unrelated entity.  The sale was consummated on November 30, 2007.

Segments and Sources of Revenue

We operate in two reportable segments (Wireline Services and Other) based on how resources are allocated and performance is assessed by our chief operating decision maker.

Overview

We operate the local telecommunications company that serves business and residential customers in the State of Hawaii.  We offer our customers a variety of telecommunications services including local telephone, network access, long distance, High-speed Internet (HSI) and other Internet, and other telecommunication sales and services.  At December 31, 2007, we had approximately 654,000 switched access lines and HSI lines.

Wireline Services

The Wireline segment derives revenue from the following sources:

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

Internet Services – We provide high-speed Internet and dial-up Internet to our residential and business customers.

Other Telecommunication Services and Sales – Other services and sales include inside wire maintenance, and installation and maintenance of customer premise equipment.  We also incurred certain costs related to the potential development of a potential video services offering.

Other

We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations for the Years Ended December 31, 2007 and 2006 and the Combined Operations for the Year Ended December 31, 2005

We reported net income of $117.3 million for the year ended December 31, 2007, a net loss of $144.6 million for the year ended December 31, 2006 and a net loss of $175.7 million for the year ended December 31, 2005.  Our Predecessor reported net income of $16.1 million for the period from January 1, 2005 to May 1, 2005.

Operating Revenues

The following table summarizes our volume information as of December 31, 2007, 2006 and 2005.

Volume Information

				2007 vs. 2006		2006 vs. 2005
	December 31,	December 31,	December 31,	Change		Change
	2007	2006	2005	Number	Percentage	Number	Percentage
Switched access lines
Residential	328,370	369,105	406,801	(40,735)	-11.0%	(37,696)	-9.3%
Business	226,483	228,052	233,058	(1,569)	-0.7%	(5,006)	-2.1%
Public	5,564	5,705	5,868	(141)	-2.5%	(163)	-2.8%
Total	560,417	602,862	645,727	(42,445)	-7.0%	(42,865)	-6.6%

High-Speed Internet lines
Residential	76,091	74,636	69,831	1,455	1.9%	4,805	6.9%
Business	15,776	15,684	9,142	92	0.6%	6,542	71.6%
Wholesale	1,579	1,906	7,882	(327)	-17.2%	(5,976)	-75.8%
Total	93,446	92,226	86,855	1,220	1.3%	5,371	6.2%

Long distance lines
Residential	179,215	193,716	211,649	(14,501)	-7.5%	(17,933)	-8.5%
Business	84,667	83,601	75,551	1,066	1.3%	8,050	10.7%
Total	263,882	277,317	287,200	(13,435)	-4.8%	(9,883)	-3.4%

2007 compared to 2006

Operating Revenues (dollars in thousands)

			Change
	2007	2006	Amount	Percentage

Wireline Services
Local services	$210,503	$225,311	$(14,808)	-6.6%
Network access services	144,378	151,620	(7,242)	-4.8%
Long distance services	37,284	39,724	(2,440)	-6.1%
High-Speed Internet and other Internet	35,402	39,153	(3,751)	-9.6%
Other services and sales	46,011	40,430	5,581	13.8%
	473,578	496,238	(22,660)	-4.6%
Other	10,098	6,897	3,201	46.4%

Total operating revenues	$483,676	$503,135	$(19,459)	-3.9%

For 2007, local services revenue decreased $14.8 million, or 6.6%, compared to 2006.  The decrease in revenue was related primarily to the decline in the volume of switched access lines and higher levels of billing adjustments for local service partially offset by lower deferrals of estimated activation fee revenue during 2007.

The decline in switched access lines reflects two categories of factors:

•                  General industry trends – continued competition in the telecommunications industry has increasingly resulted in customers using other technologies rather than traditional phone lines for voice and data.  Residential customers are increasingly moving local voice service to VoIP technology offered with cable services as well as using wireless services in place of traditional wireline.  Also, residential “second lines” continue to be disconnected as customers switch from dial-up Internet services to HSI and cable broadband service.  Additionally, Competitive Local Exchange Carriers (CLECs), continue to focus on business customers and successfully sell services to our embedded customer base.

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

For 2007, network access services revenue decreased by $7.2 million, or 4.8%, compared to 2006.  Network access revenue decreased primarily due to the impact of the erosion of switched access lines and certain downward adjustments in rates and billing adjustments provided in connection with the resolution of various disputes during 2007.

Long distance revenue decreased $2.4 million, or 6.1%, for 2007 compared to the prior year.  The revenue decline was related to the reduction in switched access lines (resulting in fewer customers utilizing toll services), competitive pressures similar to those faced with local service, customers moving to the use of VoIP technology and reduced rates for the long distance component of bundled services.  We continue to promote a flat-rate long distance plan and have introduced several long distance packages to increase marketability to customers.  These plans are intended to extend the service life of existing customers who use significant amounts of long distance while attracting new long distance users.

High-speed Internet (HSI) and other Internet revenues decreased by $3.8 million, or 9.6%, for 2007 as compared to the prior year.  The decrease is primarily due to the elimination of the billing for (and related cost of) a government surcharge as well as certain promotional pricing programs which started during 2007 and are expected to continue.  In the third quarter of 2007, the Company began offering HSI residential customers the option of purchasing higher speed services in an effort to enhance revenues and attract new customers.  The higher speed services are made possible by recent improvements to our network.

Other services and sales increased $5.6 million, or 13.8%, for 2007 as compared to 2006.  The increase was primarily related to higher levels of customer premise equipment installations and corresponding maintenance agreements.

Other revenues, primarily consisting of revenues generated from our wireless operations, increased $3.2 million, or 46.4%, for 2007 as compared to the same period in the prior year.  The increase is primarily because of the increase in wireless subscribers.  We had approximately 19,300 and 16,600 external wireless subscribers as of December 31, 2007 and 2006, respectively.

2006 compared to 2005

Operating Revenues (dollars in thousands)

		Combined
		Company and
	Company	Predecessor	Change
	2006	2005	Amount	Percentage

Wireline
Local services	$225,311	$222,693	$2,618	1.2%
Network access services	151,620	151,930	(310)	-0.2%
Long distance services	39,724	40,211	(487)	-1.2%
High-Speed Internet and Other Internet	39,153	35,154	3,999	11.4%
Other services and sales	40,430	53,452	(13,022)	-24.4%
	496,238	503,440	(7,202)	-1.4%
Other	6,897	1,571	5,326	339.0%

Total operating revenues	$503,135	$505,011	$(1,876)	-0.4%

For 2006, local services revenues increased $2.6 million, or 1.2%, as compared to 2005.  The increase was related to the customer appreciation credit which reduced revenue in 2005 and changes in the level of estimated activation fee revenue which was being deferred.  In 2006, the Company adjusted its estimate of activation fee revenue resulting in the recognition of $4.2 million of additional revenue.  The increases in revenue were principally offset by declines related to losses in the volume of switched access lines.

In conjunction with the 2005 Acquisition, Verizon agreed to reimburse us $12.0 million to fund a customer appreciation credit.  We recognized the reimbursement as a reduction of the purchase price of the 2005 Acquisition.  The actual credits granted to customers amounted to approximately $11.3 million (this amount was recognized as a reduction of revenue during the five month period from May to September 2005).  Local telephone service customers as of the date of the 2005 Acquisition received a one time credit during the fifth month after the 2005 Acquisition (as agreed to with the Hawaii Public Utilities Commission (HPUC)).  The remaining amount of $0.7 million was contributed in the fourth quarter of 2005 to local charitable and not-for-profit organizations to satisfy the terms of the acquisition.

For 2006, network access service revenues decreased by $0.3 million, or 0.2%, as compared to 2005. The revenue decrease was caused by lower end user subscriber line and switched access charges as we served fewer switched access lines in 2006 than in 2005.

Long distance revenues decreased $0.5 million, or 1.2%, for 2006, as compared to 2005. The revenue decline was related to the reduction in switched access lines (resulting in fewer customers utilizing toll services) and competitive pressures similar to those faced with local service.

HSI and other Internet revenues increased $4.0 million, or 11.4%, for 2006, as compared to 2005. The revenue increase was related to the increase in subscribers during these periods.

Other services and sales decreased $13.0 million, or 24.4%, for 2006, as compared to 2005.  These decreases were primarily related to a decline in sales and installation revenues of customer premise equipment.  In addition, most of the billing and collection agreements and related revenue maintained by the Predecessor were not retained by us.

Other revenues, primarily consisting of revenues generated from our wireless operation, increased $5.3 million for 2006, as compared to 2005.  The increase was related to the increase in wireless subscribers.  As of December 31, 2006 and 2005, we had approximately 16,600 and 6,200, respectively, of external wireless subscribers.

Operating Costs and Expenses

2007 compared to 2006

We are continuing to incur certain expenses in our efforts to become a stand-alone provider of telecommunication services as well as certain costs associated with the realignment of our management workforce.  In addition, the Company has incurred substantial costs related to systems remediation and manual work around efforts during 2007.  These expenses, referred to as contingency costs (both for internal labor and contracted services), represent additional amounts paid to external vendors and internal personnel to maintain acceptable operating performance until certain system remediation work led by Accenture can be completed.  The major components of such expenses incurred are summarized as follows (dollars in thousands):

	Year Ended
	December 31,
	2007	2006

Employee separation costs	$2,954	$—
Pension non periodic costs and gains	1,391	—
Sarbanes-Oxley controls development	1,771	—
Employee relocation costs	745	836
Expense component of BearingPoint contract to build information technology infrastructure	—	1,842
Verizon transition services	—	23,048
Accenture transition services		8,480
Facilities renovation costs	—	2,238
Contingency internal labor costs	4,210	—
Contingency contracted services	20,732	—
Other	5,399	10,664

	$37,202	$47,108

The following table summarizes our costs and expenses for 2007 compared to the costs and expenses for 2006 (dollars in thousands):

			Change
	2007	2006	Amount	Percentage

Costs of services and sales	$190,238	$214,535	$(24,297)	-11.3%
Selling, general and administrative expenses	173,304	179,680	(6,376)	-3.5%
Settlement with BearingPoint	(42,219)	—	(42,219)	N/A
Intangible asset impairment	21,900	—	21,900	N/A
Depreciation and amortization	159,872	163,967	(4,095)	-2.5%

Total	$503,095	$558,182	$(55,087)	-9.9%

The Company’s total headcount as of December 31, 2007 was 1,609 compared to 1,808 as of December 31, 2006.  Employee related costs are included in both cost of services and sales and selling, general and administrative expenses.

Cost of services and sales consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  Costs of sales and services decreased by $24.3 million, or 11.3%, for 2007 compared to the same period in the prior year.  The decline relates primarily to $23.0 million of costs incurred in the first quarter of 2006 to Verizon under the Transition Services Agreement, as well as our cost reduction efforts.  The cost reduction efforts include lower salaries and wages in connection with the reduction in headcount, reductions in pension and other benefits, facilities rents, utilities and other facilities costs.  These reductions were offset, in part, by costs for services required to replace those that previously were being provided by Verizon as well as additional costs associated with the increase in customer premise equipment installations.

Selling, general and administrative includes expenses related to sales and marketing, customer service, information systems and other administrative functions.  Selling, general and administrative expenses decreased by $6.4 million, or 3.5%, for 2007, as compared to 2006.  The decrease is primarily attributable to a bad debt allowance adjustment of $9.0 million that was recognized during the third quarter of 2006 to accommodate for a slow down in collections, primarily related to our transition to a stand-alone provider of telecommunication services.  In addition, the decrease is due to the cost reduction efforts referred to above, specifically lower salaries and wages, reduced costs for pensions and other benefits and lower bad debt expense.  These cost savings were substantially offset by the $24.9 million of contingency costs described above related to systems remediation and work around costs for 2007.  These contingency costs are expected to continue through much of 2008.

Effective February 6, 2007, the Company and BearingPoint entered into an agreement to settle disputes and transition work to a third party.  The settlement provided for a payment to us of $52.0 million, which was received in March 2007, and waived obligations to pay all outstanding BearingPoint invoices (amounting to approximately $38.6 million at February 6, 2007 including certain accrued costs).

During the year ended December 31, 2006 and for the period from January 1, 2007 to February 6, 2007, we recorded recoveries contractually due under the BearingPoint agreement of $24.1 million and $2.2 million, respectively.  The remaining settlement consideration was recognized upon settlement in the first quarter of 2007 resulting in a gain on settlement of $42.2 million.  The settlement gain was net of a charge for $22.1 million representing the write-down of certain software costs for the estimated additional costs to remediate deficiencies in certain systems that had been developed by BearingPoint.  The write-down of $22.1 million includes a charge of $3.5 million recognized in the fourth quarter of 2007 when it was determined that the actual costs of remediation were greater than originally anticipated.

In conjunction with our annual impairment test for non-amortizable intangible assets in the fourth quarter of 2007, we recognized impairment expense of $21.9 million.  The impairment was determined as the difference between the fair value of the non-amortizable intangible assets and their carrying values.  The fair value was based on discounted cash flow for the asset.

Our cost structure has gone through significant changes during 2006 and 2007.  The most significant area is related to the composition of third-party service providers in our operations such as Verizon, BearingPoint and Accenture.

Through March 31, 2006, Verizon provided services to us under the Transition Services Agreement.  The cost of such services amounted to $29.5 million for 2006 with most of these costs incurred in the first quarter.

We previously had an agreement with BearingPoint to build and operate our information technology infrastructure.  The costs of operating our information technology infrastructure amounted to $20.2 million for 2006.  There were no BearingPoint costs incurred in 2007.

In conjunction with the transition to us from BearingPoint of the responsibility for the build and operation of our information technology infrastructure, we began utilizing the services of Accenture late in the third quarter of 2006.  Fees to Accenture for operating services amounted to $12.1 million and $8.5 million for the years ended December 31, 2007 and 2006, respectively.

We have taken steps and are evaluating further actions to reduce the cost of operations.  Beginning in October 2007, the Company initiated a realignment effort which has since resulted in the elimination of more than 125 positions including 75 positions in January 2008.  The Company has also substantially curtailed use of outside contractors to the extent practical.  The Company will continue to pursue other cost saving opportunities.

Depreciation and amortization decreased by $4.1 million, or 2.5%, for 2007 when compared to 2006.  The decrease resulted primarily from the reduced declining balance rates for intangible amortization and certain assets which became fully depreciated in the second quarter of 2007.  The decrease was offset by an increase related to depreciation on new information technology infrastructure placed in service on April 1, 2006.

2006 compared to 2005

We incurred significant expenses in our efforts to become a stand-alone provider of telecommunication services and certain other transition services.  The major components of such expenses incurred are summarized as follows (dollars in thousands):

	Year Ended
	December 31,
	2006	2005

Expense component of BearingPoint contract to build information technology infrastructure	$1,842	$20,808
Internet aggregation contract	—	6,000
Directories’ data conversion cost	—	3,576
Verizon transition services	23,048	55,492
Verizon software license fee amortization	—	3,310
Financial advisory services related to the Hawaii Business Acquisition	—	5,465
Accenture transition services	8,480	—
Facilities renovation costs	2,238	—
Employee relocation costs	836	2,782
Other	10,664	18,347

	$47,108	$115,780

Our cost structure changed considerably during 2006 when compared to 2005.  The most significant change is related to the composition of third-party service providers utilized in our operations such as Verizon, BearingPoint and Accenture.

Through March 31, 2006, Verizon provided services to us under the Transition Services Agreement.  The cost of such services amounted to $29.5 million for 2006 with most of these costs incurred in the first quarter.  Costs incurred under the Transition Services Agreement amounted to $69.8 million for 2005.We previously had an agreement with BearingPoint to build and operate our information technology infrastructure.  The costs for operating our information technology infrastructure, which are currently all expensed, amounted to $20.2 million for 2006.  BearingPoint costs for operating our information technology infrastructure were not significant for 2005.

In conjunction with the transition to us from BearingPoint for the responsibility for the build and operate of our information technology infrastructure, we began utilizing the service of Accenture late in the third quarter of 2006.  Fees to Accenture for the transition services amounted to $8.5 million in 2006.

Our combined operating expenses are significantly impacted by not incurring expenses that were allocated by Verizon and its affiliates to our Predecessor for services performed.  Such expenses amounted to $31.6 million for the period January 1, 2005 to May 1, 2005.

The following table summarizes our costs and expenses for 2006 compared to the combined costs and expenses for 2005 (dollars in thousands):

		Combined
		Company and
	Company	Predecessor	Change
	2006	2005	Amount	Percentage

Costs of services and sales	$214,535	$226,221	$(11,686)	-5.2%
Selling, general and administrative expenses	179,680	206,340	(26,660)	-12.9%
Depreciation and amortization	163,967	140,902	23,065	16.4%

Total	$558,182	$573,463	$(15,281)	-2.7%

Costs of services and sales decreased by $11.7 million, or 5.2%, for 2006, as compared to 2005.  The decrease in expense is related to changes in our cost structure discussed previously and the purchase adjustment for deferred activation costs.

Selling, general and administrative expenses decreased by $26.7 million, or 12.9%, for 2006 compared to the prior year.  The decline in selling, general and administrative expenses is primarily related to changes in cost structure discussed previously.

Depreciation and amortization increased by $23.1 million, or 16.4%, for 2006 when compared to 2005.  The increase is the result of the impact of purchase accounting associated with the recognition of amortizable intangible assets.

Interest Expense, Loss on Early Extinguishment of Debt and Loss on Interest Rate Swap

Interest expense increased by $5.7 million, or 7.1% for 2007 compared to 2006 primarily because of higher interest rates.  Interest expense increased by $12.9 million for 2006 compared to the combined interest expense for 2005 primarily because of increased levels of debt.

In connection with the refinancing of debt in the second quarter of 2007 we incurred a $7.8 million charge to income which represented unamortized debt issuance and refinancing costs.  This transaction is more fully described under “Outstanding Debt and Financing Arrangements.”  As a result of the repayment of debt in the fourth quarter of 2007, the Company expensed $1.5 million of deferred financing costs resulting in a loss on early extinguishment of debt.

Income Tax Expense

A valuation allowance has been provided at December 31, 2007 and 2006 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Discontinued Operations

On April 29, 2007, the Company entered into an agreement to sell its directories publishing segment to an unrelated entity for a cash purchase price of $435.0 million, subject to adjustments related to working capital and excluding fees and expenses. The sale was consummated on November 30, 2007 resulting in a gain on the sale of $231.8 million.

The income from operations of the discontinued segment amounted to $24.3 million in 2007 and $31.8 million in 2006. The loss from operations of the discontinued segment amounted to $2.9 million in 2005 (excluding Predecessor operations).

Income from operations of the discontinued segment decreased by $7.6 million in 2007 compared to 2006 because of higher fees incurred to L.M. Berry offset by a reduction in our own publishing costs as well as the inclusion of 11 months of operations versus a full year in 2006. Our agreement with L.M. Berry provided for them to receive a percentage of revenues for services they provided in selling, publishing, printing and distributing our directories published beginning in 2006.

Income from operations of the discontinued segment increased by $34.8 million in 2006 compared to the prior year. Predecessor publishing deferred revenue and related costs as of the date of the 2005 Acquisition were not carried over to our balance sheet due to the application of purchase accounting. This resulted in no publishing revenue being recognized and reduced expenses until we distributed our first directories in October 2005.

Results of Operations for the Three Months Ended December 31, 2007 and December 31, 2006

We believe it is useful to provide condensed financial information for the fourth quarter of 2007 in comparison to the fourth quarter of 2006. Such condensed financial information is as follows:

	Three Months Ended
	December 31,
	2007	2006

Operating revenues	$116,401	$124,643

Operating expenses:
Cost of services and sales	49,959	44,449
Selling, general and administrative	49,003	48,579
Settlement with BearingPoint	3,462	—
Intangible asset impairment	21,900	—
Depreciation and amortization	41,311	36,373

Total operating expenses	165,635	129,401

Operating loss	(49,234)	(4,758)

Other income (expense):
Interest expense	(23,928)	(20,622)
Loss on early extinguishment of debt	(1,516)	—
Interest income and other, net	1,390	103

Total other expense	(24,054)	(20,519)

Loss from continuing operations before provision (benefit) for income taxes	(73,288)	(25,277)

Provision (benefit) for income taxes	(52,900)	939

Loss from continuing operations	(20,388)	(26,216)

Income (loss) from discontinued operations, net of tax	130,297	(3,666)

Net income (loss)	$109,909	$(29,882)

We reported net income of $109.9 million and a net loss of $29.9 million for the three months ended December 31, 2007 and for the three months ended December 31, 2006, respectively.

Operating Revenues

The following tables summarize our volume statistics as of December 31, 2007 and September 30, 2007 and our revenue information for the three months ended December 31, 2007 in comparison to the three months ended December 31, 2006.

Volume Information

	December 31,	September 30,	Change
	2007	2007	Number	Percentage

Switched access lines
Residential	328,370	338,482	(10,112)	-3.0%
Business	226,483	228,906	(2,423)	-1.1%
Public	5,564	5,609	(45)	-0.8%
Total	560,417	572,997	(12,580)	-2.2%

High-Speed Internet lines
Residential	76,091	75,373	718	1.0%
Business	15,776	15,866	(90)	-0.6%
Wholesale	1,579	1,567	12	0.8%
Total	93,446	92,806	640	0.7%

Long distance lines
Residential	179,215	182,915	(3,700)	-2.0%
Business	84,667	85,008	(341)	-0.4%
Total	263,882	267,923	(4,041)	-1.5%

Operating Revenues (dollars in thousands)

	Three Months Ended
	December 31,		Change
	2007	2006	Amount	Percentage

Wireline Services
Local services	$51,768	$54,680	$(2,912)	-5.3%
Network access services	33,746	37,192	(3,446)	-9.3%
Long distance services	8,794	9,854	(1,060)	-10.8%
High-Speed Internet and Other Internet	8,877	9,200	(323)	-3.5%
Other services and sales	10,537	11,756	(1,219)	-10.4%
	113,722	122,682	(8,960)	-7.3%
Other	2,679	1,961	718	36.6%

Total operating revenues	$116,401	$124,643	$(8,242)	-6.6%

For the three months ended December 31, 2007, local services revenues decreased $2.9 million, or 5.3%, as compared to the three months ended December 31, 2006. The decrease was caused by the decline in switched access lines.

For the three months ended December 31, 2007, network access service revenues decreased by $3.4 million, or 9.3%, as compared to the three months ended December 31, 2006. The decrease was caused by certain downward adjustments in rates, billing adjustments provided in connection with resolution of various disputes and lower end user charges associated with a decline in switched access lines.

Long distance revenues decreased $1.1 million, or 10.8%, for the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006. The revenue decline was primarily related to a reduction in switched access lines and lower average rates due to competitive pressures.

HSI and other Internet revenues decreased $0.3 million, or 3.5%, for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The demand for HSI services, as evidenced by the change in HSI line counts, has increased slightly from 2006 to 2007. The decrease in revenue is attributed to certain promotional pricing programs in response to competitive factors.

Other services and sales decreased $1.2 million, or 10.4%, for the three months ended December 31, 2007 as compared to the same period in 2006. The decrease was related primarily to a decline in sales and installations of customer premise equipment.

Other revenues, primarily consisting of revenues generated from our wireless operation, increased $0.7 million, or 36.6%, for the three months ended December 31, 2007 as compared to the same period in the prior year. The increase is primarily because of the increase in wireless subscribers as previously discussed.

Operating Costs and Expenses

We are continuing to incur certain expenses in our efforts to become a stand-alone provider of telecommunication services as well as certain costs associated with the realignment of our management workforce. In addition, the Company has incurred substantial costs related to systems remediation and manual work around efforts during 2007. These expenses, referred to as contingency costs, represent additional amounts paid to external vendors and internal personnel to maintain acceptable operating performance until certain system remediation work led by Accenture can be completed. The major components of such expenses incurred are summarized as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2007	2006

Employee separation costs	$596	$—
Pension non periodic costs and gains	1,710	—
Sarbanes-Oxley controls development	558	—
Employee relocation costs	274	47
Accenture transition services	—	6,350
Facilities renovation costs	—	167
Contingency internal labor costs	818	—
Contingency contracted services	4,479	—
Other	3,709	3,311

	$12,144	$9,875

The following table summarizes our costs and expenses for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 (dollars in thousands):

	Three Months Ended
	December 31,		Change
	2007	2006	Amount	Percentage

Costs of services and sales	$49,959	$44,449	$5,510	12.4%
Selling, general and administrative expenses	49,003	48,579	424	0.9%
Settlement with BearingPoint	3,462	—	3,462	N/A
Intangible asset impairment	21,900	—	21,900	N/A
Depreciation and amortization	41,311	36,373	4,938	13.6%

	$165,635	$129,401	$36,234	28.0%

Costs of services and sales increased by $5.5 million, or 12.4%, for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The increase for the three month period is primarily attributed to ramp up of wireless operations, additional costs of customer premise equipment installations, utilities and certain contingency costs.

Selling, general and administrative expenses were flat for the three months ended December 31, 2007 compared to the same period in the prior year.

As previously discussed, the Company and BearingPoint entered into an agreement to settle disputes and transition work to a third party. The settlement gain recognized in the first quarter of 2007 was net of a charge representing the write-down of certain software costs for the estimated additional costs to remediate deficiencies in certain systems that were developed by BearingPoint. In the fourth quarter of 2007, we recognized a $3.5 million additional charge when it was determined that actual costs of remediation were greater than originally anticipated.

In conjunction with our annual impairment test for non-amortizable intangible assets in the fourth quarter of 2007, we recognized impairment expense of $21.9 million. The impairment was determined as the difference between the fair value of the non-amortizable intangible assets and their carrying value. The fair value was based on discounted cash flow for the asset.

Depreciation and amortization for the three months ended December 31, 2007 increased by $4.9 million, or 13.6%, as compared to the three months ended December 31, 2006. The increase was related to a higher depreciable asset base and certain depreciation rate changes.

Interest Expense

Interest expense increased by $3.3 million for the three months ended December 31, 2007 compared to the same period in 2006. The increase was because of higher interest rates.

Income Tax Expense

A valuation allowance has been provided at December 31, 2007 and 2006 for our deferred tax assets because of the uncertainty as to the realization of such assets. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Discontinued Operations

On April 29, 2007, the Company entered into an agreement to sell its directories publishing segment to an unrelated entity. The sale was consummated on November 30, 2007 resulting in a gain on the sale of $231.8 million which was recognized in the fourth quarter of 2007.

The income from operations of the discontinued segment amounted to $4.1 million for the three months ended December 31, 2007 (reflecting only two months of operations) and $6.2 million for the three months ended December 31, 2006.

Interest expense allocated to discontinued operations amounted to $6.3 million for the three months ended December 31, 2007 (reflecting only two months of operations) and $9.0 million for the three months ended December 31, 2006.

The income tax provision for discontinued operations amounted to $99.3 million for the three months ended December 31, 2007 and $0.9 million for the same period in the prior year. The increase in the income tax provision resulted primarily from the tax attributed to the gain from the sale.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our senior credit facilities; (ii) capital expenditures; and (iii) working capital requirements.

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

On November 30, 2007, the Company sold its directories publishing segment to an unrelated entity and received gross proceeds of $437.3 million ($435.0 million, subject to adjustments related to working capital and excluding fees and expenses). The Company is required by the terms of its bank debt agreement and an agreement with the HPUC to repay debt with the net proceeds of the sale. As a result, the Company repaid $160.0 million of bank debt in December 2007 and an additional $261.0 million of bank debt in January 2008.

On March 25, 2008, we drew the remaining $73.8 million available under our revolving credit facility in response to uncertain conditions in financial markets and are fully-drawn under the facility ($90.0 million). We may elect to increase the available commitment on the revolving credit facility, on or before June 1, 2008, up to the full $150.0 million pursuant to HPUC approval, which we requested in February 2008.

Cash Flows

Net cash provided by operations of $101.5 million for 2007 was related primarily to our net income of $117.3 million adjusted to exclude non-cash items of $216.0 million and the gain on sale of the directories publishing segment of $231.8 million. The most significant non-cash item during the period was depreciation and amortization expense of $162.4 million.

Net cash provided from operations amounted to $38.3 million for 2006. The increase in cash provided by operations from 2007 compared to 2006 was related primarily to the $52.0 million received from the BearingPoint settlement and our improved cost structure.

Cash provided by investing activities was $63.1 million for 2007. This was primarily comprised of cash received from the sale of the directories publishing segment of $437.3 million, net transfers to segregated cash of $271.5 million and capital expenditures of $97.6 million. Cash used in investing activities was $104.4 million for 2006 which consisted primarily of capital expenditures. The 2007 and 2006 capital expenditures included $23.0 million and $19.6 million, respectively, related to our efforts to build our back-office and IT infrastructure. We expect our 2008 capital expenditures to be lower than 2006 or 2007 primarily related to lower levels of spending for our back-office and IT infrastructure.

Cash used in financing activities was $160.6 million in 2007. Cash provided by financing activities was $60.5 million in 2006. All financing activities related to borrowing activities. The net change in borrowing activity from 2007 compared to 2006 is attributed primarily to the use of the proceeds of $52.0 million received from the BearingPoint settlement and $160.0 million of the proceeds received from the sale of the directories publishing segment to repay debt. As indicated above, at December 31, 2007, the Company still had additional proceeds from the sale which were temporarily invested in a money-market account which were used to repay debt in January 2008.

Outstanding Debt and Financing Arrangements

As of December 31, 2007, we had outstanding $1,252.7 million in aggregate indebtedness, excluding unused commitments, with $32.8 million of additional borrowing capacity available, subject to covenant restrictions, under our amended revolving credit facility. In January 2008, the Company repaid $261.0 million of debt with the remaining proceeds from the sale of the directories publishing segment.

On June 1, 2007, we amended our bank credit facilities to provide for a new revolving credit facility and a new Tranche C term loan that was used to repay $109.0 million of the existing revolving credit facility and the balance due on our Tranche A and Tranche B term loans.

The amended revolving credit facility has a principal balance of $150.0 million (in January 2008, we requested a permanent reduction in the commitment from $200.0 million to $150.0 million) that will mature on April 30, 2012. Of the $150.0 million revolver commitment, only $90.0 million is currently available to us though we may elect, on or before June 1, 2008, to increase the available commitment up to the full $150.0 million pursuant to HPUC approval, which we requested in February 2008. As of December 31, 2007, the available balance on the facility amounted to $32.8 million (subject to covenants described below and a $0.2 million outstanding letter of credit). On March 25, 2008, we drew the remaining $73.8 million available under our revolving credit facility in response to uncertain conditions in financial markets and are fully-drawn under the facility ($90.0 million).

The Tranche C term loan has an original principal amount of $860.0 million. The Tranche C term loan will mature on June 1, 2014 and amortizes with quarterly principal payments amounting to $1.3 million per quarter beginning March 2012 with the balance due at maturity. The maturity will be April 30, 2012 if we are unable to obtain approval of the HPUC to extend certain guaranty agreements through June 1, 2014. The facility provides for a one percent prepayment premium for certain refinancing transactions through June 1, 2008 and no premium thereafter. The obligations under the bank credit facilities are guaranteed by Holdco and each subsidiary with certain exceptions. In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

In December 2007, the Company made a principal repayment of the Tranche C debt in the amount of $160.0 million using a portion of the proceeds of the sale of the directories publishing business and an additional principal repayment of $211.0 million in January 2008.

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

The bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sale of assets. In addition, there are financial covenants consisting of a leverage ratio and a maximum level of capital expenditures.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and certain transition related expenses will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, competitive, regulatory and other factors that are beyond our control. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility to pay our indebtedness or to fund our other liquidity needs. In addition, our cost structure may be higher than currently anticipated. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The following table sets forth our long-term debt and contractual obligations for the next several years (dollars in thousands):

						2013 and
	2008	2009	2010	2011	2012	Thereafter	Total

Debt (1):
Revolving credit facility (2)	$52,000	$—	$—	$—	$5,000	$—	$57,000
Term loan facility, Tranche C	211,000	—	—	—	5,075	479,625	695,700
Senior notes	—	—	—	—	—	500,000	500,000
Total debt	263,000	—	—	—	10,075	979,625	1,252,700
Operating leases	2,157	1,970	1,804	1,315	987	9,597	17,830
Supplier contracts	6,130	6,130	6,130	1,859	—	—	20,249

Total	$271,287	$8,100	$7,934	$3,174	$11,062	$989,222	$1,290,779

(1)                                  Interest commitments on debt amount to approximately $90,907 to $89,865 for years 2008 to 2012, $105,635 cumulative for years 2013 and thereafter, and $557,434 in the aggregate. The interest commitment was estimated based on the fixed rate where applicable or, for floating rate debt, it was based on the rate in effect at December 31, 2007.

(2)                                  Based on balance at December 31, 2007.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The following is a summary of certain policies considered critical by management.

Indefinite-Lived Intangible Assets

Intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is an estimate based on the present value of an expected range of future cash flows. The expected range of future cash flows is based on internal forecasts developed utilizing management’s knowledge of the business and the anticipated effects of market forces. The use of different assumptions or estimates of future cash flows could produce different impairment amounts (or none at all).

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

Revenue Recognition

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. In general, fixed fees for local telephone, Internet access and certain other services are billed one month in advance and recognized the following month when earned. Revenue from other products that are not fixed fee or that exceed contracted amounts is recognized when such services are provided. Long distance revenues are generally billed in arrears and recognized as service is provided.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2007, our floating rate obligations consisted of $57.0 million of debt outstanding under our revolving credit facility, $695.7 million of debt outstanding under our Tranche C term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at December 31, 2007 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $1.1 million if not otherwise impacted by the interest rate swap agreements described below.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations. The variable-rate debt exposes us to variability in interest payments due to changes in interest rates. Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings.

To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, we maintain interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt on our term loan facilities and notes. The interest rate swap agreements have a cumulative notional amount that ranges from $577.2 million at December 31, 2007 to a balance of $253.0 million at maturity on December 31, 2010. The fixed rate is 4.36% from December 31, 2006 to December 31, 2010. The interest rate swaps effectively change the variable-rate cash flow exposure on our debt obligations to fixed cash flows. Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments. We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. The fair value of the swap amounted to a liability of $6.5 million as of December 31, 2007. Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness. As of December 31, 2007, approximately $577.2 million of our $902.7 million variable rate date outstanding was fixed at 4.36% (plus the applicable margin). The weighted average cost of our total debt outstanding during the fourth quarter of 2007 was 8.89%.

By using derivative financial instruments to hedge exposures to changes in interest rates, we expose ourselves to market risk. Market risk may involve the adverse or beneficial effects on the value of a financial instrument resulting from changes in interest rates. While we expect such changes in value may be significant, the market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Market risk may have significantly changed the value of our swap agreements subsequent to date of the most recent balance sheet presented.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Hawaiian Telcom Communications, Inc. Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	45
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005 with Predecessor Comparative Information for the Period from January 1, 2005 to May 1, 2005	47
Consolidated Balance Sheets as of December 31, 2007 and 2006	48
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005 with Predecessor Comparative Information for the Period from January 1, 2005 to May 1, 2005	49
Consolidated Statements of Changes in Stockholder’s Equity (Deficiency) for the Years Ended December 31, 2007, 2006 and 2005	50
Combined Statements of Changes in Parent Funding (Predecessor) for the Period from January 1, 2005 to May 1, 2005	51
Notes to Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of

Hawaiian Telcom Communications, Inc.

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholder’s equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawaiian Telcom Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) on December 31, 2007, and SFAS No. 123(R), Share-Based Payment on January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

March 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Management

Verizon Communications Inc.

We have audited the special-purpose combined statements of income (consolidated statements of operations in the accompanying financial statements), parent funding (combined statements of changes in parent funding – predecessor), and cash flows (consolidated statements of cash flows) of Verizon Communications Inc.’s (“Verizon”) Hawaii Business, a combination of Verizon Hawaii Inc. and carved-out components of Verizon Information Services, GTE.Net LLC, Bell Atlantic Communications Inc., and Verizon Select Services Inc., for the period from January 1, 2005 to May 1, 2005. These financial statements are the responsibility of Verizon’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the internal control over financial reporting of Verizon’s Hawaii Business. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the internal control over financial reporting of Verizon’s Hawaii Business. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Notes 2 and 3, the special-purpose combined financial statements were prepared to present the statements of income, parent funding and cash flows of Verizon’s Hawaii Business in contemplation of a potential sale. The combined financial statements include allocations of certain indirectly attributable amounts on bases determined by management of Verizon.

In our opinion, the special-purpose combined financial statements referred to above present fairly, in all material respects, the combined results of operations, changes in parent funding and cash flows of Verizon’s Hawaii Business for the period from January 1, 2005 to May 1, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

July 26, 2005

Hawaiian Telcom Communications, Inc.

Consolidated Statements of Operations

(Dollars in thousands)

	Company			Predecessor
	Year Ended			Period from
	December 31,			January 1 to
	2007	2006	2005	May 1, 2005

Operating revenues	$483,676	$503,135	$326,311	$178,700

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	190,238	214,535	154,821	71,400
Selling, general and administrative	173,304	179,680	160,440	45,900
Settlement with BearingPoint	(42,219)	—	—	—
Intangible asset impairment	21,900	—	—	—
Depreciation and amortization	159,872	163,967	101,402	39,500

Total operating expenses	503,095	558,182	416,663	156,800

Operating income (loss)	(19,419)	(55,047)	(90,352)	21,900

Other income (expense):
Interest expense	(85,945)	(80,256)	(55,611)	(11,700)
Loss on early extinguishment of debt	(9,296)	—	—	—
Interest income and other, net	1,755	427	875	600

Total other expense	(93,486)	(79,829)	(54,736)	(11,100)

Income (loss) from continuing operations before provision for income taxes	(112,905)	(134,876)	(145,088)	10,800

Provision (benefit) for income taxes	(47,700)	2,482	1,700	3,100

Income (loss) from continuing operations	(65,205)	(137,358)	(146,788)	7,700

Income (loss) from discontinued operations, net of tax	182,531	(7,279)	(28,917)	8,400

Net income (loss)	$117,326	$(144,637)	$(175,705)	$16,100

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share information)

	December 31,
	2007	2006

Assets

Current assets
Cash and cash equivalents	$8,772	$4,752
Segregated cash	271,464	—
Receivables, net	65,392	100,370
Material and supplies	6,600	9,915
Prepaid expenses	3,343	4,894
Other current assets	4,890	7,690
Total current assets	360,461	127,621
Property, plant and equipment, net	794,051	818,172
Deferred financing and other assets	25,891	46,372
Intangible assets, net	457,437	583,220
Goodwill	—	136,779

Total assets	$1,637,840	$1,712,164

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$54,099	$91,690
Accrued expenses	27,396	23,941
Income taxes payable	1,150	—
Advance billings and customer deposits	15,496	15,540
Current maturities of long-term debt	263,000	26,500
Other current liabilities	16,648	3,764
Total current liabilities	377,789	161,435
Long-term debt	989,700	1,380,500
Deferred income taxes	—	10,300
Employee benefit obligations	57,176	50,874
Other liabilities	11,695	7,016
Total liabilities	1,436,360	1,610,125

Commitments and contingencies (Note 16)

Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	—	—
Additional paid-in capital	428,565	428,118
Accumulated other comprehensive income (loss)	(6,696)	11,636
Accumulated deficit	(220,389)	(337,715)
Total stockholder’s equity	201,480	102,039

Total liabilities and stockholder’s equity	$1,637,840	$1,712,164

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Company			Predecessor
	Year Ended			Period from
	December 31,			January 1 to
	2007	2006	2005	May 1, 2005

Cash flows from operating activities:
Net income (loss)	$117,326	$(144,637)	$(175,705)	$16,100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	162,443	172,732	107,753	39,600
Deferred income taxes, net	(10,300)	6,200	4,100	(11,700)
Employee retirement benefits	6,005	6,733	10,072	(300)
Provision for uncollectibles	16,290	25,563	5,827	1,000
Write-down of software costs	22,055	—	—	—
Loss on early extinguishment of debt	9,296	—	—	—
Intangible asset impairment	21,900	—	—	—
Gain on sale of directories publishing segment	(231,788)	—	—	—
Changes in operating assets and liabilities:
Receivables	13,135	(49,248)	17,470	10,400
Material and supplies	3,315	(4,204)	276	(3,300)
Other current assets	1,245	(1,876)	(8,854)	(400)
Accounts payable and accrued expenses	(36,940)	29,435	43,103	(8,800)
Other current liabilities	2,414	(5,743)	(13,132)	1,400
Other, net	5,112	3,344	3,709	(7,800)
Net cash provided by (used in) operating activities	101,508	38,299	(5,381)	36,200

Cash flows from investing activities:
Capital expenditures	(97,640)	(106,868)	(112,680)	(22,800)
Proceeds from sale of directories publishing segment	437,282	—	—	—
Transfer and use of segregated cash	(271,464)	—	—	—
Proceeds on sale of investments	800	2,500	15,000	—
Net change in note receivable	—	—	—	11,300
Purchase of Verizon’s Hawaii Business, net of cash acquired	—	—	(1,323,355)	—
Other	(5,818)	—	—	(200)
Net cash provided by (used in) investing activities	63,160	(104,368)	(1,421,035)	(11,700)

Cash flows from financing activities:
Issuance of common stock	—	—	428,000	—
Proceeds from issuance of debt	985,000	443,000	1,068,300	—
Repayment of debt	(1,139,300)	(382,500)	(21,800)	(283,800)
Net change in parent funding	—	—	—	259,700
Payment of debt issue costs	(6,348)	—	(37,763)	—
Other	—	—	—	100
Net cash provided by (used in) financing activities	(160,648)	60,500	1,436,737	(24,000)

Net change in cash and cash equivalents	4,020	(5,569)	10,321	500
Cash and cash equivalents, beginning of period	4,752	10,321	—	1,200

Cash and cash equivalents, end of period	$8,772	$4,752	$10,321	$1,700

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Consolidated Statements of Changes in Stockholder’s Equity (Deficiency)

(Dollars in thousands)

				Accumulated		Total
			Additional	Other		Stockholder’s
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficiency)

Balance, January 1, 2005	—	$—	$—	$—	$(17,373)	$(17,373)

Issuance of common stock	1,000	—	428,000	—	—	428,000

For the year ended ended December 31, 2005:
Net loss	—	—	—	—	(175,705)	(175,705)
Other comprehensive income -
Gains on cash flow hedging derivatives	—	—	—	11,387	—	11,387
Unrealized loss on investments	—	—	—	(112)	—	(112)
Total other comprehensive income						11,275
Comprehensive loss						(164,430)

Balance, December 31, 2005	1,000	—	428,000	11,275	(193,078)	246,197

Stock based compensation	—	—	118	—	—	118

For the year ended ended December 31, 2006:
Net loss	—	—	—	—	(144,637)	(144,637)
Other comprehensive income -
Gains on cash flow hedging derivatives	—	—	—	228	—	228
Unrealized gain on investments	—	—	—	133	—	133
Total other comprehensive income						361
Comprehensive loss						(144,276)

Balance, December 31, 2006	1,000	—	428,118	11,636	(337,715)	102,039

Stock based compensation	—	—	447	—	—	447

For the year ended ended December 31, 2007:
Net income	—	—	—	—	117,326	117,326
Other comprehensive loss -
Loss on cash flow hedging derivatives	—	—	—	(18,099)	—	(18,099)
Unrealized gain on investments	—	—	—	64	—	64
Total other comprehensive loss						(18,035)
Comprehensive income						99,291
Adjustment for initial application of SFAS No. 158	—	—	—	(297)	—	(297)

Balance, December 31, 2007	1,000	$—	$428,565	$(6,696)	$(220,389)	$201,480

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Combined Statements of Changes in Parent Funding - Predecessor

(Dollars in thousands)

Balance, January 1, 2005	$410,000

Net income	16,100

Net change due to parent funding, allocations and intercompany reimbursements	259,700

Balance, May 1, 2005	$685,800

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii and is estimated to be the tenth largest incumbent local exchange carriers in the United States with an integrated telecommunications network servicing approximately 560,000 switched access lines as of December 31, 2007. The Company also served approximately 264,000 long distance lines and had 93,000 High-Speed Internet (HSI) connections as of that date.

The Company provides a range of voice and data communication services to residential and commercial customers. Local telephone service is provided on each island in Hawaii and intraLATA (Local Access Transport Area) toll service is provided among the islands. InterLATA toll services between Hawaii and domestic points within the United States are provided by long-distance carriers, which connect to the Company’s local facilities for call origination and termination. Business and residential customers also pay access charges to the Company to connect to the local network to obtain long-distance service. In addition, the Company provides Internet access services for customers located in Hawaii, including both HSI and remote dial-up for residential and business customers; long-distance telecommunications services for interLATA and international toll traffic originating in Hawaii; and customer premise equipment sales and services. The Company offers Hawaiian Telcom® branded wireless services to residential and commercial customers through a leased network.

The communication services the Company provides are subject to regulation by the Public Utilities Commission of the State of Hawaii (HPUC) with respect to intrastate rates and services and other matters. Certain agreements with the HPUC limit the amount of dividends and other distributions the Company may pay as well as place restrictions on certain transactions affecting the operations and capital structure of the Company.  The Federal Communication Commission (FCC) regulates rates that the Company charges long distance carriers and other end-user subscribers for interstate access services and interstate traffic.

On April 29, 2007, the Company entered into an agreement to sell its directories publishing segment to an unrelated entity.  The sale was consummated on November 30, 2007.

2005 Acquisition

On May 21, 2004, the Company and Hawaiian Telcom Holdco, Inc. (Holdco), the parent of the Company, both new entities formed by the private equity firm of The Carlyle Group (the “Sponsor”), entered into an Agreement of Merger, which was subsequently amended and restated on April 8, 2005, with GTE and Verizon HoldCo LLC, both subsidiaries of Verizon Communications Inc. (Verizon), to acquire Verizon’s Hawaii business (the “Predecessor”). The merger was consummated on May 2, 2005 (the “2005 Acquisition”).

Organization

With the 2005 Acquisition, the Company has two direct subsidiaries – Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. Hawaiian Telcom, Inc. operates the regulated local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses. Hawaiian Telcom Insurance Company, Incorporated is a captive insurance subsidiary of Hawaiian Telcom, Inc. and, until December 31, 2003, provided auto liability, general liability and worker’s compensation insurance to its parent. The captive subsidiary continues to settle claims related to incidents which occurred prior to January 1, 2004. The Company insures current incidents with external carriers.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

2. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company

The accompanying consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and changes in stockholder’s equity (deficiency) for the years ended December 31, 2007, 2006 and 2005 reflect the Company’s operations (see Note 1).  These financial statements also include the results of the Verizon Hawaii Business (defined below) from the May 2, 2005 acquisition date. The historical financial statements of the Predecessor are included in the accompanying consolidated financial statements including the combined statements of operations, parent funding and cash flows for the period from January 1, 2005 to May 1, 2005. The Predecessor financial statements have not been adjusted to give effect to the 2005 Acquisition. Accordingly, the accompanying consolidated financial statements of the Company are not comparable to the Predecessor financial statements.

The Predecessor

The Predecessor financial statements include the activities of Verizon conducted in Hawaii, with certain exceptions. Verizon’s Hawaii business was comprised of Verizon Hawaii Inc. (now Hawaiian Telcom, Inc.) and carved-out components of Verizon Information Services (VIS), GTE.NET LLC (dba Verizon Online) (VOL), Bell Atlantic Communications Inc. (dba Verizon Long Distance) (VLD) and Verizon Select Services, Inc. (VSSI) (collectively, the “Verizon Hawaii Business”). To prepare these statements, management of Verizon specifically identified, assigned or apportioned revenues and expenses of Verizon to the Verizon Hawaii Business. However, because of the Verizon Hawaii Business’s relationship with Verizon and its other affiliates, the revenues and expenses are not necessarily indicative of what they would have been had the Verizon Hawaii Business operated without the shared resources of Verizon and its affiliates. Accordingly, these Predecessor financial statements are not necessarily indicative of future results of operations.

The Subsidiary and Parent Guarantors

Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. guarantee the Company’s senior notes and notes payable to banks (see Note 9). Financial statements of the subsidiary guarantors have not been presented as Hawaiian Telcom Communications, Inc. has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the assets of Hawaiian Telcom Insurance Company, Incorporated, which are excluded from the guarantee, are not significant.

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

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

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

The Company recognized publishing revenue and related expenses on a straight-line method over the twelve month period in which the corresponding directory is distributed.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state excise taxes and Hawaii Public Utility Commission fees.  Such taxes and fees for the Company amounted to $11.6 million, $9.6 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

Segregated Cash

The Company segregated cash proceeds from the sale of its directories publishing segment (see Note 4) as such funds are required to be used to repay long term debt based on an agreement with the HPUC and the terms of its bank debt agreement.  Segregated cash is maintained in a short-term Treasury money-market account.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangibles assets are not amortized. Such assets are reviewed annually, or more frequently under various conditions, for impairment. Impairment occurs when the fair value of the asset is less than the carrying value. The Company performs its annual impairment test during the fourth quarter, primarily using a discounted cash flow methodology. The annual impairment test performed during the fourth quarter of 2007 indicated partial impairment of certain indefinite-lived intangible assets (see Note 7).  Intangible assets with definite lives, including the value assigned to the customer base at the date of acquisition, are being amortized over the remaining estimated lives. For customer relationship intangibles, amortization is calculated using a declining balance method in relation to estimated retention lives of acquired customers.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

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

Derivative Financial Instruments

The Company accounts for all derivative financial instruments, such as interest rate swap agreements, by recognizing the derivative on the balance sheet at fair value, regardless of the purpose or intent of holding them.  In addition, for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitment through earnings or recognized in stockholder’s equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value of expected future cash flows of the hedged item. The ineffective portion of a derivative’s change in fair value will be immediately recognized in other income or expense.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  The new standard had no impact on the Company’s reported financial position or results of operations for 2007.

Employee Benefit Plans

Pension and postretirement health and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently.  Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

Effective December 31, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  Under this new standard, the Company has recognized the funded status of its benefit plans in the balance sheet.  The funded status is the difference between the fair value of plan assets and the benefit obligation.  For pension plans, the benefit obligation is based on the projected benefit obligation and for other postretirement benefit plans the benefit obligation is based on the accumulated postretirement benefit obligation.  The changes in the funded status are recognized through comprehensive income the year in which the change occurs.  The adoption of SFAS No. 158 resulted in a net decrease to stockholder’s equity of $0.3 million (see Note 11).

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

Maintenance and Repairs

The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged to expense as these costs are incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the Company amounted to $9.3 million, $8.2 million and $14.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the Predecessor, advertising expense amounted to $0.4 million for the period from January 1, 2005 to May 1, 2005. Limited advertising expense was incurred by the Predecessor given the nationwide nature of the Verizon franchise.

Stock Based Compensation

In accordance with SFAS No. 123(R), “Share-Based Payment,” the Company accounts for stock based compensation at fair value using the prospective method for all new awards granted, modified or settled after January 1, 2006.  The following table summarizes the effect on net income (loss) for the years ended December 31, 2007, 2006 and 2005 if the fair value method had been applied to all outstanding options (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005

Net income (loss), as reported	$117,326	$(144,637)	$(175,705)
Add: Stock option related employee compensation expense included in net income (loss)	447	118	—
Deduct: Total stock option related employee compensation expense determined under the fair value based method for all awards	(1,759)	(1,911)	(2,834)

Pro forma net income (loss)	$116,014	$(146,430)	$(178,539)

Interest Expense Allocation

Interest expense has been allocated to discontinued operations based on the amount of debt required to be repaid as a result of the sale of the Directories Publishing segment in November 2007.  Interest has been allocated for all Company periods presented.  Interest has not been allocated for the Predecessor as its debt structure was different from that of the Company.

Earnings per Share

Because the Company has only one shareholder, Holdco, and has no common stock trading in a public market, information on earnings (loss) per share is not meaningful and has not been presented.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

Predecessor Financial Statements

Historically, financial statements had not been prepared for the Verizon Hawaii Business as it had no separate legal existence. The combined Predecessor financial statements include the accounts of Verizon Hawaii Inc. and its subsidiary, as well as printed directory, digital subscriber line, Internet access, long distance and customer premise equipment services provided to customers in the State of Hawaii.  The preparation of financial information related to the operations of VIS, VOL, VLD and VSSI in Hawaii was based on the following:

VIS: Revenues were identified using applicable billing system data. Cost of services and sales were identified based upon a combination of direct cost for Hawaii sales and information from the job order costing system. Selling, general, and administrative expenses were allocated based upon the percentage of total VIS selling, general, and administrative expenses to total VIS revenues applied to the VIS revenue component of the Verizon Hawaii Business.

VOL: Revenues were determined using applicable billing system data and average access lines in service. Cost of services and sales were allocated based on the ratio of average Hawaii VOL access lines to total VOL access lines applied to VOL operating expenses. Selling, general and administrative expenses were allocated based on the ratio of Verizon Hawaii Business revenues related to the VOL component to total VOL revenues applied to total VOL selling, general and administrative expenses.

VLD: Revenues were determined using applicable billing system data. Cost of sales and services and selling, general and administrative expenses were allocated based on the ratio of Verizon Hawaii Business revenue related to the VLD component to total VLD revenues applied to operating expenses for total VLD.

VSSI: Revenues were identified using applicable billing system data.  Cost of sales and services and selling, general and administrative expenses were allocated based on the ratio of Verizon Hawaii Business revenue related to the VSSI component to total VSSI revenues applied to operating expenses for total VSSI.

Management of Verizon believes the allocations used to determine selected amounts in the financial statements are appropriate methods to reasonably reflect the related revenues and expenses of the Verizon Hawaii Business.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) establishes principles and requirements for how an acquiring Company recognizes and measures the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interest.  The Company is in the process of evaluating the impact this standard will have on its financial statements.  This standard is effective for the Company’s fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which allows entities to choose to measure many financial instruments and certain other assets and liabilities at fair value.  The Company is in the process of evaluating the impact this standard will have on its financial statements.  This standard is effective for the Company’s fiscal year beginning January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides a common definition for fair value under generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements.  The Company is in the process of evaluating the impact this standard will have on its financial statements.  This standard is effective for the Company’s fiscal year beginning January 1, 2008 except for non-financial assets and liabilities which is effective for the fiscal year beginning January 1, 2009.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

4.  Discontinued Operations

On April 29, 2007, the Company entered into an agreement to sell its directories publishing segment to an unrelated entity.  The sale was consummated on November 30, 2007 for gross proceeds of $437.3 million ($435.0 million, subject to adjustments related to working capital and excluding fees and expenses).

The results of the discontinued operations, including prior year amounts which were reclassified from continuing operations to discontinued operations to conform to the current year’s presentation, are as follows (dollars in thousands):

	Company			Predecessor
				Period from
	Year Ended December 31,			January 1 to
	2007	2006	2005	May 1, 2005

Operating revenues	$61,437	$67,033	$11,106	$22,000
Operating expenses	37,171	35,198	14,026	8,000

Income (loss) from operations of discontinued segment	24,266	31,835	(2,920)	14,000

Interest expense	(33,623)	(35,514)	(23,597)	—
Gain on sale of discontinued segment	231,788	—	—	—

Income (loss) from discontinued segment before provision for income taxes	222,431	(3,679)	(26,517)	14,000

Provision for income taxes	39,900	3,600	2,400	5,600

Income (loss) from discontinued operations	$182,531	$(7,279)	$(28,917)	$8,400

Amortization included in operating expenses	$2,571	$8,765	$6,351	$100

The net proceeds from the sale were required by the HPUC and the bank debt agreement to be used to repay debt (see Note 9).

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

5. Receivables

Receivables consisted of the following (dollars in thousands):

	December 31,
	2007	2006

Customers and other	$89,433	$106,426
Receivable from BearingPoint (Note 16)	—	24,129
Allowance for doubtful accounts	(24,041)	(30,185)

Total	$65,392	$100,370

The Company grants credit to customers in the normal course of business.  At December 31, 2007, the Company did not have any customer balances representing more than 10% of total receivables.  At December 31, 2006, the Company did not have any customer balances representing more than 10% of total receivables other than the receivable due from BearingPoint.  During the years ended December 31, 2007, 2006 and 2005, the Company and the Predecessor had no customers that represented more than 10% of total revenues.

The following is a summary of activity for the allowance for doubtful accounts (dollars in thousands):

			Additional
		Acquisition	Charges to	Deductions
	Beginning	and Related	Costs and	from	Ending
	Balance	Adjustments	Expenses	Allowance	Balance
Predecessor:
Period from January 1 to May 1, 2005	$7,000	$—	$1,000	$(2,800)	$5,200

Company:
Year ended December 31, 2005	—	7,854	5,827	(3,964)	9,717
Year ended December 31, 2006	9,717	2,000	25,563	(7,095)	30,185
Year ended December 31, 2007	30,185	—	16,290	(22,434)	24,041

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (dollars in thousands):

	December 31,
	2007	2006

Land	$58,386	$57,997
Buildings	114,441	108,205
Central office equipment	316,597	280,596
Outside communications plant	395,527	375,366
Furniture, vehicles and other work equipment	34,224	27,453
Construction in progress	39,659	35,810
Software, including under development	88,342	85,065
Other	3,875	3,877
	1,051,051	974,369
Less accumulated depreciation and amortization	257,000	156,197

Total property, plant and equipment, net	$794,051	$818,172

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

7. Goodwill and Intangible Assets

The excess purchase price paid by the Company over its estimates of the fair values of tangible assets and liabilities of the Verizon Hawaii Business amounted to $692.1 million of identifiable intangible assets and $136.8 million of goodwill.  Identifiable intangible assets and goodwill allocated to the directories publishing segment sold in 2007 amounted to $68.8 million ($51.1 million net of accumulated amortization) and $136.8 million, respectively.

In conjunction with the Company’s annual impairment test for non-amortizable intangible assets in the fourth quarter of 2007, the Company recognized impairment expense of $21.9 million.  The impairment was determined as the difference between the fair value of the non-amortizable intangible assets and their carrying value.  The fair value was based on discounted cash flows for the asset.  The impairment was in the Wireline Services segment.

The gross carrying amount and accumulated amortization of the identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization:
Customer relationships	$503,900	$139,963	$363,937	$561,100	$105,547	$455,553
Covenant not to compete	4,000	4,000	—	4,000	3,333	667
	507,900	143,963	363,937	565,100	108,880	456,220
Not subject to amortization:
Franchise for street right of way	66,300	—	66,300	88,400	—	88,400
Brand name	27,200	—	27,200	38,600	—	38,600
	93,500	—	93,500	127,000	—	127,000

	$601,400	$143,963	$457,437	$692,100	$108,880	$583,220

The estimated useful lives for intangibles subject to amortization were as follows:

Weighted
Average
	Life	Life

Customer relationships	8 - 15 years	13 years
Covenant not to compete	2 years	2 years
All amortizable intangibles		13 years

The determination of useful lives for customer relationships was made based on historical and expected customer attrition rates.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

Amortization expense, excluding discontinued operations, amounted to $50.2 million, $55.2 million and $38.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2008	$46,174
2009	43,101
2010	40,283
2011	37,690
2012	35,300
Thereafter	161,389

$363,937

8. Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2007	2006

Salaries and benefits	$16,732	$12,142
Other taxes	1,559	1,496
Interest	9,105	10,303

	$27,396	$23,941

9. Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest
	Rate at
	December 31,	Final	December 31,
	2007	Maturity	2007	2006

Notes payable to banks, revolving credit facility	7.17%	April 30, 2012	$57,000	$160,000
Notes payable to banks, Tranche C term loan	7.45%	June 1, 2014	695,700	—
Notes payable to banks, Tranche A term loan	NA	NA	—	300,000
Notes payable to banks, Tranche B term loan	NA	NA	—	447,000
Senior floating rate notes	10.32%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000
			1,252,700	1,407,000
Current portion			263,000	26,500

			$989,700	$1,380,500

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

Notes Payable to Banks

On June 1, 2007, the Company amended its credit facilities to provide for a new amended revolving credit facility and a new Tranche C term loan with a syndicate of financial institutions which was used to repay $109.0 million of the existing revolving credit facility and the balance due on the Company’s Tranche A and Tranche B term loans.

The amended revolving credit facility had a principal balance of $150.0 million (in January 2008, the Company requested a permanent reduction in the commitment from $200.0 million to $150.0 million) that will mature on April 30, 2012.  Of the $150.0 million revolver commitment, only $90.0 million is currently available to the Company though the Company may elect, on or before June 1, 2008, to increase the available commitment by up to the full $150.0 million pursuant to HPUC approval, which we requested in February 2008.  As of December 31, 2007, the available balance on the facility amounted to $32.8 million (subject to covenants described below and a $0.2 million outstanding letter of credit).

The Tranche C term loan has an original principal amount of $860.0 million.  The Tranche C term loan facility will mature on June 1, 2014 and amortizes with quarterly principal payments amounting to $1.3 million per quarter beginning March 2012 with the balance due at maturity.  The maturity will be April 30, 2012 if the Company is not able to obtain approval of the HPUC to allow certain guaranty agreements to be extended through June 1, 2014.  The facility provides for a one percent prepayment premium for certain refinancing transactions through June 1, 2008 and no premium thereafter.  The obligations under the bank credit facilities are guaranteed by Holdco and each subsidiary with certain exceptions.  In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

Borrowings under the bank credit facilities bear interest at a rate equal to the applicable margin plus, at the Company’s option, either: (a) a base rate determined by reference to the higher of (1) prime rate, as defined, and (2) the federal funds rate plus ½ of 1%; or (b) a Eurocurrency rate on deposits of one-, two-, three- or six-month periods (or nine- or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available).

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

In connection with the June 2007 refinancing, the Company paid $6.3 million in underwriting fees, agency fees and legal costs.  The refinancing costs were accounted for in accordance with Emerging Issues Task Force (EITF) 96-19, “Modification of Debt Instruments with Different Terms” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Agreements.”  The Company compared each syndicated lenders’ loan under the Tranche C term loan with the syndicated lenders’ loan under the Tranche A and Tranche B term loans.  A similar comparison was done for the revolving credit facility.  For loans under the Tranche C term loan that were substantially different, the Company recorded the exchange of debt instruments as debt extinguishment, expensed deferred financing costs associated with the extinguished debt and capitalized third-party costs associated with the new loans.  For loans under the Tranche C term loan that were not substantially different, the Company accounted for the exchange of debt instruments as a refinancing and expensed third-party costs associated with the refinancing.  As a result of the refinancing, the Company expensed $5.2 million of deferred financing costs and $2.6 million of refinancing costs resulting in a loss on early extinguishment of debt of $7.8 million.  In addition, the Company capitalized $3.7 million of refinancing fees.

In December 2007, the Company made a principal repayment of the Tranche C debt in the amount of $160.0 million.  As a result of this repayment, the Company expensed $1.5 million of deferred financing costs resulting in a loss on early extinguishment of debt.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

One of the syndicated lenders is an affiliate of the Sponsor, a private equity firm, with an approximately three percent participation in the Tranche C term loan.

Senior Notes

The senior floating rate notes in the aggregate principal amount of $150.0 million mature on May 1, 2013 and bear interest at a rate reset and payable semi-annually at LIBOR, as defined, plus 5.50%. The senior fixed rate notes in the aggregate principal amount of $200.0 million mature on May 1, 2013 and bear interest at a rate of 9.75% per year. The senior subordinated notes in the aggregate principal amount of $150.0 million will mature on May 1, 2015 and bear interest at a rate of 12.50% per year. The senior notes are general unsecured obligations. A portion or all of the senior notes may be redeemed at various dates beginning May 1, 2007 at certain premiums based on specified terms. The senior notes contain various covenants that restrict among other things incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. The senior notes are guaranteed by each of the Company’s subsidiaries with certain exceptions.

In conjunction with the issuance of the senior notes in May 2005, certain underwriters provided a commitment to the Company for a bridge loan which was available if the senior notes could not be placed. The commitment expired with the issuance of the notes. At that time, the related fee of $5.3 million was recognized as a component of interest expense.

Maturities

The annual requirements for principal payments on long-term debt as of December 31, 2007 are as follows (dollars in thousands):

Year ended December 31,
2008	$263,000
2009 to 2011	—
2012	10,075
Thereafter	979,625
$1,252,700

The current portion of long-term debt and annual maturities for 2008 include the debt required to be repaid using the proceeds from the sale of the directories publishing segment.  In January 2008, the Company repaid $211.0 million of the Tranche C debt and $50.0 million of the bank revolving credit facility using the proceeds from the sale of the directories publishing segment.  The repayment will result in a loss on early extinguishment of debt which will be recognized when the applicable debt is repaid.

On March 25, 2008, the Company drew the remaining $73.8 million available under its revolving credit facility and is fully-drawn under the facility at that date ($90.0 million).

Capitalized Interest

Interest capitalized by the Company amounted to $1.5 million, $2.8 million and $2.0 million during the years ended December 31, 2007, 2006 and 2005, respectively. Interest capitalized by the Predecessor amounted to $0.1 million during the period from January 1, 2005 to May 1, 2005.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

10. Derivative Instruments and Hedging Activities

The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates.  Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To meet this objective, management maintains interest rate swap agreements to manage fluctuations in cash flows resulting from adverse changes in interest rates on its term loans and notes.  The interest rate swap agreements have a cumulative notional amount that ranges from $577.2 million at December 31, 2007 to a balance of $253.0 million at maturity on December 31, 2010.  Along with the repayment of bank debt in January 2008, the Company terminated one of its swaps with a notional value of $115.4 million.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations are reported in accumulated other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings. For the year ended December 31, 2007, the Company had an unrealized loss of $18.1 million included in other comprehensive loss.  During the years ended December 31, 2006 and 2005, the Company had $0.2 million and $11.4 million, respectively, of unrealized gains included in other comprehensive income. The fair value of the interest rate swap reflecting a liability of $6.5 million is included in other current liabilities and other liabilities, as applicable, on the consolidated balance sheet at December 31, 2007.  The fair value of the interest rate swap of $11.6 million is included in other assets on the consolidated balance sheet at December 31, 2006. The estimated amount of pre-tax losses included in accumulated other comprehensive income (loss) as of December 31, 2007 that is expected to be reclassified into earnings during the year ended December 31, 2008 amounted to $2.0 million.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

11. Employee Benefit Plans

Pension and Other Postretirement Benefits

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees. The Company also sponsors a cash balance pension plan for nonunion employees.  Effective April 1, 2007, the Company froze the benefits in the non-union pension plan. The change in projected benefit obligation, change in plan assets, funded status and weighted average actuarial assumptions for the Company were as follows (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2007	2006	2007	2006
Change in projected benefit obligation:
Obligation at beginning of year	$194,382	$210,727	$37,652	$35,315
Service cost	9,856	12,158	1,504	1,598
Interest cost	11,773	11,272	2,074	1,943
Actuarial (gain) loss	9,758	(8,313)	(2,004)	(773)
Benefits paid	(39,695)	(31,462)	(629)	(431)
Curtailment gain	(1,392)	—	—	—
Special termination benefit cost	1,810	—	—	—
Obligation at end of year	186,492	194,382	38,597	37,652

Change in plan assets:
Fair value of plan assets at beginning of year	198,575	204,155	—	—
Actual return on plan assets	4,900	24,274	—	—
Employer contributions	2,897	1,608	—	—
Benefits paid	(39,695)	(31,462)	—	—
Fair value of plan assets at end of year	166,677	198,575	—	—

Funded status:
Plan assets greater than (less than) projected benefit obligation	(19,815)	4,193	(38,597)	(37,652)
Unrecognized actuarial gain	—	(16,467)	—	(948)

Net amount recognized	$(19,815)	$(12,274)	$(38,597)	$(38,600)

Amounts recognized on balance sheet:
Other current liabilities	$—	$—	$(1,236)	$—
Employee benefit obligation	(19,815)	(12,274)	(37,361)	(38,600)

Net amount recognized	$(19,815)	$(12,274)	$(38,597)	$(38,600)

Actuarial (gain) loss recognized in accumulated other comprehensive income (loss)	$3,249	$—	$(2,952)	$—

Actuarial assumptions:
Measurement date	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	3.50% to 5.00%	3.50% to 5.00%	NA	NA

The Company recognized a liability related to the funded status of its pension and postretirement plans at December 31, 2007 based on the provisions of SFAS No. 158 amounting to $0.3 million.  The impact of adoption to stockholder’s equity was a decrease of $0.3 million.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

The estimated amounts of the actuarial loss to be amortized from accumulated other comprehensive income (loss) during 2008 are less than $0.1 million for both pension benefits and other postretirement benefits.

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs (income) and weighted average actuarial assumptions for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005

Service cost	$9,856	$12,158	$8,062	$1,504	$1,598	$1,251
Interest cost	11,773	11,272	7,158	2,074	1,943	1,206
Expected asset return	(15,680)	(16,177)	(8,378)	—	—	—
Amortization of net gain	(24)	—	—	—	—	—
Net periodic benefit cost	5,925	7,253	6,842	3,578	3,541	2,457
Curtailment gain	(1,391)	—	—	—	—	—
Settlement (gain) loss	847	(2,000)	—	—	—	—
Termination benefit cost	1,810	—	—	—	—	—

Total benefit cost	$7,191	$5,253	$6,842	$3,578	$3,541	$2,457

Actuarial assumptions:
Discount rate	5.75%	5.50%	5.50%	5.75%	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%	NA	NA	NA
Long-term rate of compensation increase	3.50% to 5.00%	3.50% to 5.00%	3.50% to 5.00%	NA	NA	NA
Assumed health care cost trend rate, current	NA	NA	NA	10.00%	10.00%	10.00%
Assumed health care cost trend rate, ultimate	NA	NA	NA	5.00%	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	NA	NA	NA	2012	2011	2010

During the first quarter of 2007, the Company provided a one-time early retirement benefit to selected employees.  The cost of such benefit amounted to $1.8 million.  As previously mentioned, the Company froze the benefits in the pension plan for nonunion employees effective April 1, 2007.  The curtailment associated with this plan amendment resulted in a gain of $1.4 million.

Benefits paid during 2007 included lump sum payments resulting in deemed settlements of $38.7 million and a loss on settlement of $0.9 million.  Benefits paid during 2006 included lump sum payments resulting in deemed settlements of $30.7 million and a gain on settlement of $2.0 million.

The measurement date for all plans was December 31, 2007 and 2006.  The attributes of the Company’s pension plans were as follows (dollars in thousands):

	December 31, 2007			December 31, 2006
	Plan Assets	Accumulated		Plan Assets	Accumulated
	in Excess of	Benefit		in Excess of	Benefit
	Accumulated	Obligation in		Accumulated	Obligation in
	Benefit	Excess of		Benefit	Excess of
	Obligation	Plan Assets	Total	Obligation	Plan Assets	Total
Accumulated benefit obligation	$137,238	$—	$137,238	$145,943	$4,552	$150,495
Projected benefit obligation	186,492	—	186,492	188,955	5,427	194,382
Fair value of plan assets	166,677	—	166,677	197,011	1,564	198,575

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

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

The weighted average actual asset allocations and weighted average target allocation by asset category for the Company’s pension plans were as follows:

		Allocation	Allocation
	Target	at December	at December
	Allocation	31, 2007	31, 2006
Equities	61%	59%	62%
Fixed income	34%	35%	33%
Other	5%	6%	5%

	100%	100%	100%

The Company expects to contribute $0.6 million to its defined benefit pension plans in 2008.

The Company projects that it will make the following benefit payments for the years ended December 31 (dollars in thousands):

		Other
	Pension Plans	Postretirement
	Benefits Paid	Benefits Paid

2008	$7,684	$1,276
2009	9,535	1,560
2010	11,230	1,854
2011	14,380	2,161
2012	17,346	2,443
2013 through 2017	117,033	15,959

	$177,208	$25,253

Assumed health care cost trend rates have a significant impact on the amounts reported for other postretirement benefits.  A one-percentage point change in the assumed health care cost trend rates would have the following annual effects (dollars in thousands):

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest costs components	$339	$(270)
Effect on postretirement benefit obligation	2,961	(2,414)

Predecessor Pension and Other Postretirement Benefits

The structure of Verizon’s benefit plans does not provide for separate determination of certain disclosures for the Predecessor.  The pension and other postretirement benefit costs for the period January 1, 2005 to May 1, 2005 amounted to $6.1 million and $5.9 million, respectively.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

401(k) Plan

The Company participates in two 401(k) employee savings plans that allow for voluntary contributions into designated investment funds by eligible employees with the Company matching employee contributions at the rate of 82% of the amount contributed up to a maximum of 6% of compensation for union employees and 100% up to a maximum of 6% of compensation for non-union employees. Company contributions were $3.9 million, $4.0 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the Predecessor, contributions amounted to $1.0 million for the period from January 1, 2005 to May 1, 2005.

12.  Income Taxes

The components of the income tax provision (benefit) are as follows (dollars in thousands):

	Company			Predecessor
	Year Ended			Period from
	December 31,			January 1 to
	2007	2006	2005	May 1, 2005
Current
Federal	$—	$—	$—	$12,200
State and local	—	(118)	—	2,600
	—	(118)	—	14,800

Deferred
Federal	(42,800)	2,000	1,600	(9,000)
State and local	(4,900)	600	100	(2,000)
	(47,700)	2,600	1,700	(11,000)
Total income tax expense (benefit) before investment tax credits	(47,700)	2,482	1,700	3,800
Investment tax credits	—	—	—	(700)

Total income tax expense (benefit)	$(47,700)	$2,482	$1,700	$3,100

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate of approximately 35% to income (loss) before income taxes for the following reasons (dollars in thousands):

	Company			Predecessor
	Year Ended			Period from
	December 31,			January 1 to
	2007	2006	2005	May 1, 2005

Expense (benefit) at federal rate	$(39,517)	$(47,207)	$(50,781)	$3,800
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(4,516)	(6,725)	(4,039)	100
Investment credit	—	—	—	(700)
Other, net	33	(586)	220	—
Valuation allowance	(3,700)	57,000	56,300	(100)

Total income tax expense (benefit)	$(47,700)	$2,482	$1,700	$3,100

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

Deferred income taxes consisted of the following (dollars in thousands):

	December 31,
	2007	2006

Deferred tax liabilities:
Depreciation and amortization	$37,000	$44,200
Other basis differences	11,000	6,400
Derivative financial instruments	—	4,700
	48,000	55,300

Deferred tax assets:
Net operating loss carryforwards	74,700	116,600
Depreciation and amortization	25,200	34,000
Other basis differences	25,800	19,300
Non-deductible liabilities and allowances	16,800	16,900
Derivative financial instruments	2,600	—
	145,100	186,800
Valuation allowance	(97,100)	(141,800)
	48,000	45,000

Deferred tax liability, net	$—	$10,300

At December 31, 2007, the Company had unused tax net operating loss carryforwards of approximately $185.0 million which expire through 2027.

A valuation allowance has been provided at December 31, 2007 and 2006 for the deferred tax assets because of the uncertainty of future realization of such amounts. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent that the Company generates taxable income in future years and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

The Company evaluates its tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.”  As of December 31, 2007 and for the year then ended, the Company had no unrecognized tax benefits.  No interest and penalties related to tax assessments were recognized in the Company’s statements of operations for the years ended December 31, 2007, 2006 or 2005.  All tax years since the Company’s inception in 2004 remain open for both federal and Hawaii state purposes.

13. Stock Option Plan

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

The Company recognized $0.4 million and $0.1 million of compensation expense during the years ended December 31, 2007 and 2006, respectively, related to option grants.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

Outstanding options for key employees under the Plan vest in two components. Subject to the optionee’s continued employment with the Company, 25% of the options granted generally vest automatically in equal annual installments of 5% on each anniversary of the optionee’s hire and 75% vest in full on the day immediately preceding the eighth anniversary of the grant date subject to earlier vesting if certain performance conditions are met. The performance condition component of the Plan provides that an installment equal to 5% (15% if all three targets are met) of the option will vest for each fiscal year, beginning with the year of grant and ending with the fourth year thereafter, for the following three targets as defined in the Plan: Revenue, EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) and Free Cash-Flow. Options granted to independent directors exclude a performance component and vest automatically in equal annual installments on each anniversary of the grant date up to and including the anniversary in 2010.

A summary of option activity under the Plan as of December 31, 2007, 2006 and 2005 and changes during the years then ended is as follows (dollars in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2005	—	$—
Granted	35,532	1,000
Outstanding at December 31, 2005	35,532	1,000
Granted	4,070	1,000
Forfeited or expired	(2,622)	1,000
Outstanding at December 31, 2006	36,980	1,000
Granted	7,437	1,000
Forfeited or expired	(16,358)	1,000
Outstanding at December 31, 2007	28,059	$1,000	7.7	$—
Exercisable at December 31, 2007	5,686	$1,000	7.1	$—

A summary of the status of the Company’s nonvested shares as of December 31, 2007, 2006 and 2005 and changes during the years then ended is as follows (dollars in thousands):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2005	—	$—
Granted	35,532	400
Vested	(1,073)	400
Nonvested at December 31, 2005	34,459	400
Granted	4,070	400
Vested	(6,574)	400
Forfeited	(2,622)	400
Nonvested at December 31, 2006	29,333	400
Granted	7,437	400
Vested	(1,207)	400
Forfeited	(12,190)	400
Nonvested at December 31, 2007	23,373	$400

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2007, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan.  The cost is expected to be recognized over a weighted-average period of 5 years.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in determining the fair value for all grants: dividend yield of 0%; expected volatility of 33%; risk-free interest rate of 4.5%; expected term to exercise of 6.5 years; and forfeiture rate of 2%. The fair value for each individual option granted during 2007, 2006 and 2005 amounted to $400.

14. Leases

The Company leases certain facilities and equipment for use in the Company’s operations under several operating agreements. Certain of the leases provide for escalation or renegotiation of rental rates, and for extension of lease terms. Total rent expense for the Company amounted to $3.9 million, $5.3 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total rent expense for the Predecessor, including allocated charges from Verizon, amounted to $11.5 million for the period January 1, 2005 to May 1, 2005.

Information on the aggregate minimum rental commitments under non-cancelable operating leases is as follows (dollars in thousands):

Years ended, December 31:
2008	$2,157
2009	1,970
2010	1,804
2011	1,315
2012	987
Thereafter	9,597

$17,830

15. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Gain (Loss)
	on Cash	Unrealized	Defined Benefit
	Flow Hedging	Gain (Loss) on	Postretirement
	of Derivatives	Investments	Plans	Total

January 1, 2005	$—	$—	$—	$—
Other comprehensive income (loss) for 2005	11,387	(112)	—	11,275
December 31, 2005	11,387	(112)	—	11,275
Other comprehensive income for 2006	228	133	—	361
December 31, 2006	11,615	21	—	11,636
Other comprehensive income (loss) for 2007	(18,099)	64	—	(18,035)
Adjustment for initial application of SFAS No. 158	—	—	(297)	(297)
December 31, 2007	$(6,484)	$85	$(297)	$(6,696)

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

The unrealized gain on the changes in assets and liabilities related to the Company’s interest rate swap derivatives includes a reclassification adjustment for realized net gains included in income of $6.4 million, $6.8 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The unrealized gain on investments relates to activity of the insurance subsidiary.  The investments of the subsidiary are included in deferred financing and other assets and are not significant at December 31, 2007.

16. Commitments and Contingencies

BearingPoint, Accenture and Other Long-Term Fixed Supplier Commitments

The Company had previously engaged BearingPoint to build and operate an information technology solution environment including software applications and systems and hardware that the Company uses in its business.  The Company had agreed to a fixed fee for build-services and operate-services. Effective February 6, 2007, the Company and BearingPoint entered into an agreement to settle disputes and transition work to a third party.  The settlement provided for a payment to the Company of $52.0 million, which was received in March 2007, and waived obligations to pay all outstanding BearingPoint invoices (amounting to approximately $38.6 million at February 6, 2007 including certain accrued costs).

During the year ended December 31, 2006 and for the period from January 1, 2007 to February 6, 2007, the Company recorded recoveries contractually due under the BearingPoint agreement of $24.1 million and $2.2 million, respectively.  The remaining settlement consideration was recognized upon settlement in the first quarter of 2007 resulting in a gain on settlement of $42.2 million.  The settlement gain was net of a charge for $22.1 million representing the write-down of certain software costs for the estimated additional costs to remediate deficiencies in certain systems that had been developed by BearingPoint.  The write-down of $22.1 million includes a charge of $3.5 million recognized in the fourth quarter of 2007 when it was determined that the actual costs of remediation were greater than originally anticipated.  The write-down is included in the results for the Wireline Services segment (see Note 21).

On February 5, 2007, the Company entered into an agreement with Accenture to complete the development and deployment of the Company’s key customer service and business support systems.  The agreement includes a fixed development fee of $21.7 million and operate fees of $1.1 million per month through May 2008.

The Company has also entered into agreements with other entities under long-term fixed contractual commitments primarily for network related services.  Annual fixed fee commitments for agreements in effect at December 31, 2007, amounted to the following (dollars in thousands):

Years ended, December 31:
2008	$6,130
2009	6,130
2010	6,130
2011	1,859
2012	—

$20,249

During the years ended December 31, 2006 and 2005, the Company incurred fees under the BearingPoint agreement amounting to $24.0 million and $67.8 million, respectively.  Under the other long-term agreements, the Company incurred fees amounting to $6.1 million, $2.7 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

Collective Bargaining Agreement

The Company has a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357. The agreement expires on August 31, 2008 and covers about 61% of the workforce.

Litigation

The Company is involved in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company’s financial statements.

17. Transactions with Verizon

Historically, the Predecessor was allocated charges for various centralized services including network related services, and overhead and support services. Costs may have been directly assigned or allocated.

Transition Services Agreement

In conjunction with the 2005 Acquisition, the Company entered into a Transition Services Agreement with Verizon to provide information technology services, customer support, customer billing, accounting, network operations, call center, plant engineering and Internet support. The agreement was for an initial term of nine months and could be extended under certain circumstances. In December 2005, the Company arranged with Verizon to extend the agreement for a two month period through March 31, 2006. Expenses incurred under the Transition Services Agreement amounted to $29.5 million and $69.8 million for the years ended December 31, 2006 and 2005, respectively.

Long Distance

Also in conjunction with the 2005 Acquisition, the Company entered into an agreement with Verizon to provide long distance services. Expenses under the long distance agreement amounted to $4.9 million and $7.1 million for the years ended December 31, 2006 and 2005, respectively.

Predecessor

Transactions with Verizon for the period January 1, 2005 to May 1, 2005 are as follows (dollars in thousands):

Operating revenues	$4,900
Operating expenses	31,600
Other income and (expense), net	100
Interest expense	3,700

18. Transactions with the Sponsor

In connection with the 2005 Acquisition, the Company entered into a management consulting agreement with the Sponsor. The agreement allows the Company access to the Sponsor’s expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Under the agreement, the Company pays an annual advisory fee of $1.0 million to the Sponsor.

The Company also paid the Sponsor a one-time fee of $16.0 million on May 2, 2005 which was directly related to structuring the 2005 Acquisition transaction and was capitalized as part of direct acquisition costs.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

19. Fair Value of Financial Instruments

The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents, segregated cash, accounts receivable and accounts payable – The carrying amount approximates fair value because of the short maturities of these instruments.

Debt – The fair value of debt is based on quoted market values or discounted cash flows to the extent that recent quoted values are not available.

Interest rate swap – The fair value was determined by specialists based on yield curves and expectations as to future interest rates.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

December 31, 2007
Financial liabilities -
Interest rate swap agreement	$6,484	$6,484
Long-term debt, including current maturities	1,252,700	1,260,312

December 31, 2006
Financial assets -
Interest rate swap agreement	$11,615	$11,615
Financial liabilities -
Long-term debt, including current maturities	1,407,000	1,399,147

20. Cash Flow Information

Supplemental cash flow information is as follows:

	Company			Predecessor
	Year Ended			Period from
	December 31,			January 1 to
	2007	2006	2005	May 1, 2005

Cash paid during the year:
Income taxes paid, net of refunds	$1,350	$—	$—	$4,400
Interest paid, net of amounts capitalized	116,759	118,353	57,786	18,800

Non-cash financing activity:
Assumption of existing debentures in connection with acquisition of Verizon’s Hawaii Business	$—	$—	$300,000	$—

21.  Segment Information

The Company operates in two reportable segments (Wireline Services and Other) based on how resources are allocated and performance is assessed by the Company’s chief operating decision maker.

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

The Wireline Services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines.  In addition, the Wireline Services segment provides HSI, long distance services, customer premise equipment, data solutions, billing and collection, and pay telephone services.  The Company is currently incurring certain costs related to the potential development of a video services offering.  The Other segment consists primarily of wireless services.  The Company did not have any separate segments prior to the 2005 Acquisition.

Through the first quarter of 2007, the Company operated another segment, Publishing, which comprised the sale of advertising in printed and electronic directories in Hawaii.  On April 29, 2007, the Company entered into an agreement to sell its Publishing segment.  As disclosed in Note 4, the Publishing business has been classified as discontinued operations and, accordingly, is not presented in the segment results below.  In connection therewith, the Company re-evaluated its structure for reporting financial results and identified the Wireline Services and Other segments.  With the sale of the Publishing segment, the Predecessor had only one segment.

The following tables provide operating financial information for the Company’s two reportable segments (dollars in thousands):

			Intersegment
	Wireline	Other	Elimination	Total

For the year ended and as of December 31, 2007
Operating revenues	$473,578	$11,435	$(1,337)	$483,676
Depreciation and amortization	159,872	—	—	159,872
Loss from continuing operations	(54,672)	(9,196)	(1,337)	(65,205)
Capital expenditures	96,821	819	—	97,640
Assets	1,636,413	1,427	—	1,637,840

For the year ended and as of December 31, 2006
Operating revenues	$496,238	$7,995	$(1,098)	$503,135
Depreciation and amortization	163,967	—	—	163,967
Loss from continuing operations	(128,935)	(7,325)	(1,098)	(137,358)
Capital expenditures	106,868	—	—	106,868
Assets	1,530,702	1,170	—	1,531,872

For the year ended December 31, 2005
Operating revenues	$324,740	$1,920	$(349)	$326,311
Depreciation and amortization	101,402	—	—	101,402
Loss from continuing operations	(139,886)	(6,553)	(349)	(146,788)
Capital expenditures	112,680	—	—	112,680

The following reconciles segment assets to total reported assets as of December 31, 2006 (dollars in thousands):

Segment assets	$1,531,872
Publishing division assets	180,292

Total assets	$1,712,164

Hawaiian Telcom Communications, Inc.

Notes to Consolidated Financial Statements

22.       Quarterly Financial Information (Unaudited)

The Company’s quarterly operating results are presented in the following table (dollars in thousands):

	Operating	Operating	Net
	Revenues	Income (Loss)	Income (Loss)
Year Ended December 31, 2007:
First Quarter	$125,463	$39,759	$15,537
Second Quarter	121,404	(4,243)	21,411
Third Quarter	120,408	(5,701)	(29,531)
Fourth Quarter	116,401	(49,234)	109,909

Total	$483,676	$(19,419)	$117,326

Year Ended December 31, 2006:
First Quarter	$126,034	$(18,518)	$(38,591)
Second Quarter	127,757	(10,086)	(32,230)
Third Quarter	124,701	(21,685)	(43,934)
Fourth Quarter	124,643	(4,758)	(29,882)

Total	$503,135	$(55,047)	$(144,637)

Operating revenues and the operating income (loss) for all periods reflect results of continuing operations.  As disclosed in Note 4, the Publishing business has been classified as discontinued operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007 (the “Evaluation Date”). Based upon that evaluation, as a result of the material weaknesses described below, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Our management assessed the effectiveness of the Company’s internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f) as of December 31, 2007, and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

1.               We did not maintain effective control for revenues related to completeness, accuracy and timeliness of transactions.  Specifically, there is a lack of validation procedures to ensure that services ordered by our customers are provisioned completely, accurately and timely.  In addition, effective controls do not exist to ensure that valid customer orders are ultimately transmitted to our billing systems.  Timely reconciliations do not exist between ordering and provisioning systems or provisioning to billing systems.

The majority of the information technology systems utilized to process revenue transactions were implemented on or after March 31, 2006.  We are still making modifications and enhancements to certain of these systems as well as certain internal control processes associated with these systems.  We continue to experience system functionality issues which prevent certain orders from flowing through seamlessly to our billing systems.  This condition causes data to not be synchronized between systems.  These current system functionality limitations introduce data integrity concerns and risk of error for certain revenue transactions.

Our remediation efforts are ongoing and management is committed to addressing this material weakness as expeditiously as possible.  We have established a task force that has responsibility for reviewing and enhancing the business processes, workflows and internal control procedures related to order entry, provisioning and billing.  We also have a team that is responsible for identifying differences between our ordering, provisioning and billing systems, establishing thresholds for acceptable differences and developing processes for resolving differences above established thresholds.  In addition, we engaged the services of Accenture as a strategic partner with specific expertise in information technology processes and system remediation efforts.  These continuing activities are intended to facilitate improvement in the functionality of our systems and operation of internal controls.

2.               We did not maintain effective controls over our accounting for property, plant and equipment related to fixed assets, project costing and recording of asset retirements.

Our fixed asset subsidiary ledger and our project costing records for telephone plant under construction were not reconciled to the general ledger to ensure complete and accurate financial reporting.  Also, the project costing subsidiary ledger was not reviewed in a timely manner to properly update project status, creating discrepancies between the project costing subsidiary ledger and the general ledger.

In addition, the existing process to track and record the retirement of assets is not effective to ensure that disposals and retirements are recorded completely and accurately.  Retirements are recorded through estimates and such estimates do not include non-network fixed asset categories.  Retirements for non-network fixed asset categories are recorded annually.

Our remediation efforts are ongoing and include an effort to synchronize the status of the project costing records for telephone plant under construction to those maintained by our engineering department, thus facilitating the reconciliation of the project costing subsidiary ledger to the general ledger.  We had completed a reconciliation of our fixed asset subsidiary ledger to the general ledger as of December 31, 2007 and are in the process of developing a monthly reconciliation routine.  In addition, we are developing a process for accounting personnel to receive actual retirement information to facilitate recording disposals and retirements on a timely and accurate basis.

3.               We did not maintain effective controls over access to certain information technology systems, including lack of policies and procedures to ensure the existence of proper authorizations, periodic reviews of security configurations, formal review over administrator activity and procedures for application access removal.

Our remediation efforts are ongoing and include updating formal information technology security policies and procedures to include definition and responsibility assignment of overall IT governance, for application system and shared drive owners, for all user access requests and user access removals, and periodic reviews of security configurations.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Because of the material weaknesses described in the preceding paragraphs, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, the Company implemented various improvements to information technology systems and internal controls, including information technology system remediation efforts and improved internal control procedures related to the valuation of the Company’s inventory. Except for the item discussed above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors as of the date of this annual report:

Name	Age	Position(s)
Stephen F. Cooper	61	Chief Executive Officer
Kevin J. Nystrom	48	Chief Operating Officer
Michael T. Brown	48	Senior Vice President, Sales and Marketing
Alan M. Oshima	61	Senior Vice President and General Counsel
Robert F. Reich	48	Senior Vice President and Interim Chief Financial Officer
John K. Duncan	52	Vice President, Finance and Controller
Loren D. Tobey	55	Vice President and Chief Information Officer
Daniel F. Akerson	59	Chairman of the Board of Directors
Stephen C. Gray	49	Vice Chairman of the Board of Directors
James A. Attwood, Jr.	49	Director
Matthew P. Boyer	42	Director
Walter A. Dods, Jr.	66	Director
William E. Kennard	51	Director
Raymond A. Ranelli	60	Director

Stephen F. Cooper became our Chief Executive Officer in February 2008, bringing more than 35 years of management leadership experience to the role. Mr. Cooper is chairman of Kroll Zolfo Cooper LLC (KZC), a leading financial advisory and interim management firm, where he has extensive experience improving business operations for companies. He assumed the chairman position at KZC in September 2002, when Kroll Inc. acquired Zolfo Cooper, LLC, the corporate recovery and crisis management firm that Mr. Cooper co-founded in 1985. Mr. Cooper also is currently providing management services to American Home Mortgage Investment Corp. Mr. Cooper previously served as CEO of Krispy Kreme Doughnuts, Inc. in 2005, and as interim CEO and Chief Restructuring Officer of Enron Corp. from 2002 to 2005.

Kevin J. Nystrom became our Chief Operating Officer in February 2008.  Mr. Nystrom is a Senior Director of KZC and has more than 20 years of experience in turnaround and financial management.  Mr. Nystrom has worked over seven years with KZC working on numerous turnaround assignments in the telecom, financial services, manufacturing, and transportation industries.  Mr. Nystrom has advised and assisted clients in designing and executing turnaround plans, developing reorganization plans, and formulating business strategies.  Most recently, Mr. Nystrom served as Director of Restructuring of American Home Mortgage Investment Corp. from August 2007 to present.  Other past advisory clients of Mr. Nystrom while working at KZC include ANH Refractories (February 2002 to present), PTS Transportation (October 2005 to January 2007), ICG Telecommunications (October 2000 to February 2002) and Marsh Inc. (November 2004 to June 2005 and September 2006 to January 2007).

Michael T. Brown became our Vice President in charge of Sales Operations and Process Engineering in December 2004. Effective December 17, 2006, Mr. Brown was promoted to Senior Vice President, Customer Contact Centers and Wholesale Markets. He currently holds the title Senior Vice President, Sales and Marketing.  Mr. Brown has extensive technology and telecommunications experience, which includes 16 years with various divisions of Lucent Technologies from 1986 to 2002 where he served, among other roles, as a Sales Vice President for Optical, Services and Software. He also was regional Vice President of Sales with Voxpath Networks, Inc. Prior to joining us, Mr. Brown was Vice President of Sales Operations with NextiraOne, LLC, a major reseller of Nortel and Cisco solutions, from 2003 to 2004 where he ran the daily sales operations of a 400-person North American sales team, managing services to top Fortune 500 companies.

Alan M. Oshima became our Senior Vice President and General Counsel in February 2005. Mr. Oshima, a founding partner in the Honolulu law firm, Oshima Chun Fong & Chung, LLP, has extensive regulatory and legal experience in Hawaii and served as lead counsel in Hawaiian Telcom’s acquisition of the Verizon Hawaii Business. He has been recognized as one of “America’s Best Lawyers” in the field of public utilities. In addition to his work in telecommunications, Mr. Oshima has served as the regulatory attorney for the Kauai Island Utility Cooperative, The Gas Company, various water and sewer companies, and other utility-related businesses in Hawaii. Mr. Oshima received a degree in marketing from Northwestern University and his law degree from University of California, Hastings College of Law. He served as a Supply Corps Officer with the U.S. Navy in, among other places, Pearl Harbor and San Diego.

Robert F. Reich became our Senior Vice President and interim Chief Financial Officer in March 2008.  He previously had been Vice President, Finance and Controller from April 2007.  Mr. Reich oversees all financial operations, including financial analysis and reporting, corporate and regulatory accounting, tax, risk management, treasury, and investor relations. Prior to joining us, Mr. Reich was with McLeodUSA Incorporated from 2002 to 2007, a facilities-based competitive local exchange carrier servicing small and mid-sized businesses in the Western and Midwestern United States, serving most recently as Vice President, Controller and Treasurer.  Mr. Reich is a Certified Public Accountant.

John K. Duncan became our Vice President, Finance and Controller in March 2008.  He previously served as Assistant Controller of the Company from March 2005.  His responsibilities include all internal and external financial reporting, financial accounting functions, tax operations and regulatory accounting for the Company.  Prior to joining us, Mr. Duncan was Director of Internal Audit at Alexander & Baldwin, Inc. from March 2003 to March 2005, and Regional Controller for Tesoro Hawaii from May 1998 to March 2003.

Loren D. Tobey became our Vice President and Chief Information Officer in April 2007.  Prior to joining Hawaiian Telcom in August 2006, Mr. Tobey was with NextiraOne, LLC, a global provider of communications services and solutions, since 2001, most recently as National Vice President & Chief Information Officer. He held that position from 2002, and was responsible for the infrastructure and systems supporting internal and external customers.  From 1998 to 2001, Mr. Tobey served as Manager, Process Technology Team, with Williams Communications Solutions.

Daniel F. Akerson became the Chairman of our Board of Directors on May 2, 2005. Mr. Akerson has been a Managing Director of Carlyle since 2003 and is Co-Head of the U.S. Buyout fund. He has extensive operating and management experience in telecommunications and technology. Prior to joining Carlyle, Mr. Akerson served as chairman and chief executive officer of three companies. From late 1999 until January 2003, Mr. Akerson served as Chairman and Chief Executive Officer of XO Communications, Inc. At Nextel Communications, Inc., Mr. Akerson served as Chairman from 1996 to 2001 and Chief Executive Officer from 1996 to 1999. In 1993, he became General Partner of Forstmann Little & Company, during which time he served as Chairman and Chief Executive Officer of General Instrument Company from 1993 to 1995. From 1983 to 1993, Mr. Akerson served in several key roles at MCI Communications Corporation including Executive Vice President and Chief Financial Officer from 1987 to 1990 and President and Chief Operating Officer from 1992 to 1993. Mr. Akerson is a member of the Boards of Directors of the American Express Company, Freescale Semiconductor, Inc., Manor Care, Inc., and Multiplan, Inc. He also serves as a member of the Board of Directors of the U.S. Naval Academy Foundation.

James A. Attwood, Jr. became a Director in May 2004. Mr. Attwood has been a Managing Director of Carlyle and head of the Global Telecommunications and Media group since November 2000. Prior to joining Carlyle, he served as Executive Vice President—Strategy, Development and Planning for Verizon Communications, Inc. He served as Executive Vice President—Strategic Development and Planning at GTE Corporation prior to that. Mr. Attwood joined GTE Corporation in 1996 as Vice President— Corporate Planning and Development after more than ten years in the investment banking division of Goldman, Sachs & Co. Mr. Attwood is a member of the Boards of Directors of Willcom, Inc., The Nielsen Company B.V., and Insight Communications Company, Inc.

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

Walter A. Dods, Jr. became a Director on May 2, 2005. Mr. Dods was the non-executive Chairman of the Board of BancWest Corporation, a $74 billion bank holding company based in Honolulu, Hawaii, from January 2005 through December 2007, and a director since 1983. BancWest, a wholly-owned subsidiary of BNP Paribas, is comprised of two major subsidiaries: First Hawaiian Bank and Bank of the West. He has also been the non-executive Chairman of the Board of First Hawaiian Bank since January 2005 and a director since 1979, as well as Vice Chairman of Bank of the West since 1998. Mr. Dods was Chairman of the Board and Chief Executive Officer of BancWest and First Hawaiian Bank from 1989 to 2004. From 1996 to 1997, Mr. Dods served as the National President of the American Bankers Association and was a member of the Federal Advisory Council of the Federal Reserve System, representing the 12th district of the Federal Reserve from 1999 to 2000. Mr. Dods also serves on the Boards of Directors of Alexander & Baldwin, Inc. (and its Matson Navigation subsidiary), First Insurance Company of Hawaii, Grace Pacific Corporation, Pacific Guardian Life Insurance Company, Maui Land & Pineapple Company, Inc., and Servco Pacific, Inc.

Stephen C. Gray became a Director in November 2006, and was elected Vice Chairman of the Board on February 4, 2008. Mr. Gray has been a Senior Advisor to Carlyle’s Telecom & Media group since December 2007 and Executive Chairman of ImOn Communications, LLC, a full service cable, telecommunications and Internet service provider located in Cedar Rapids, Iowa, since October 2006.  He also has served as Executive Chairman of SecurityCoverage, a provider of fully automated computer security services for homes and small businesses, since October 2005.  From October 1994 until his retirement in December 2004, Mr. Gray served as president of McLeodUSA, which provides facilities-based integrated voice and data services in more than 490 US cities.  One of the original founders of McLeodUSA in 1992, Mr. Gray oversaw McLeodUSA’s primary business units and led development of the company’s overall strategy and its merger/acquisition efforts.  Mr. Gray also previously served as Vice President of Business Services at MCI. Mr. Gray also serves on the Board of Directors of Insight Communications, Inc.

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

Raymond A. Ranelli became a Director on May 2, 2005. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 21 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of United Surgical Partners International, United Components, Inc. and Centennial Communications Corp.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, Compensation Committee, Nominating and Governance Committee, and Executive Committee. The duties and responsibilities of the Audit Committee include recommending the appointment or termination of the engagement of our independent registered public accounting firm, overseeing the independent registered public accounting firm relationship, and reviewing significant accounting policies and controls. The duties and responsibilities of the Compensation Committee include reviewing and approving the compensation of officers and reviewing and making recommendations to the Board of Directors concerning the compensation of the independent directors. The duties and responsibilities of the Nominating and Governance Committee include making recommendations regarding individuals qualified to become directors, the structure and composition of the Board of Directors and committees of the Board, and corporate governance policies and practices. The purpose of the Executive Committee is to act for the Board of Directors in the event formal action is required between Board meetings. Affiliates of Carlyle control substantially all of the common stock of our parent, Hawaiian Telcom Holdco, Inc., and therefore have the power to control our affairs and policies. Carlyle also controls the election of our directors. As of March 25, 2008, a majority of the members of our Board of Directors are representatives of Carlyle.

The Board of Directors has determined that the Audit Committee includes an “audit committee financial expert”, Raymond A. Ranelli, as that term is defined in SEC regulations. Mr. Ranelli also is “independent” under the NASDAQ independence standards. In addition, the Board of Directors believes that each of the other current members of the Audit Committee is fully qualified to address any issues that are likely to come before the Committee, including the evaluation of our financial statements and supervision of our independent registered public accounting firm.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The primary objectives of the Compensation Committee with respect to executive compensation include: attracting, retaining and motivating qualified executives; tying annual and long-term compensation to the achievement of specific meaningful corporate and/or individual performance objectives; and aligning the executives’ interests with creation of shareholder value.  To achieve these objectives, the Compensation Committee implements a comprehensive compensation program that ties a substantial portion of each executive’s overall compensation to key performance metrics. Our named executive officers’ compensation currently consists of the following components:

Base Salary.  Base salaries for our named executive officers are based on the scope of their responsibilities, taking into account competitive market compensation paid by comparable companies for similar positions. To assist with developing our named executive officer base salary ranges, the Company engaged Mercer, an independent human resource consulting firm, in 2006 to conduct a market compensation study of 17 top executive positions (Vice President and higher) at telecommunications companies of comparable revenue size. For the top five executive positions, peer group data also was analyzed.  The peer group consisted of 14 telecommunications companies of comparable revenue size and other business characteristics. That study determined that our executive base salaries overall are at the market median although there was variance by position and level.  The executive base salaries were not revised as a result of the study.

Base salary merit increases for named executive officers are considered each year and are based on the individual performance appraisals of the executives and on the amount of the merit increase pool budgeted by management for the year in question. The CEO reviews the performance of the other named executive officers and makes recommendations to the Compensation Committee regarding changes to their base salary.  The performance of the Chief Executive Officer is reviewed by the Compensation Committee, which determines the CEO’s base salary change as well as the base salary changes of the other named executive officers.

Merit increases awarded in 2007 to our former CEO and other named executive officers were based on individual performance.  The merit increase for the former CEO was 4%, and the merit increases for the other named executive officers ranged from 0% to 5%. The current Chief Executive Officer and Chief Operating Officer are employees of Kroll Zolfo Cooper LLC (KZC) and do not receive base salaries or other compensation directly from the Company; the Company compensates KZC for their management services pursuant to a Services Agreement dated February 4, 2008. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Non-Union Bonus Plan.  The Non-Union Bonus Plan provides our executive officers and other key employees with the opportunity to obtain, in addition to their base salary, an annual cash bonus that is dependent upon achieving stated corporate and/or individual performance goals for the year in question.  Such cash bonuses, if any, are awarded no later than March 15 of the year following the year in question.  Employment with the Company at the time of award is a prerequisite to receiving an award.

The Non-Union Bonus Plan is reviewed annually and its terms may be modified from time to time to reflect changes in the Company’s business strategies and focus. The Compensation Committee approves the annual bonus awards for the Chief Executive Officer and other executive officers and the corporate and/or individual performance goals and their relative weights (as mentioned above, the current Chief Executive Officer and Chief Operating Officer are not entitled to participate in the Non-Union Bonus Plan).  Normally, corporate performance is a greater factor for executive officers than it is for non-executive employees.  The performance-based bonus is calculated as a percentage of the employee’s annual salary. For our named executive officers for 2007, the percentages of annual salary used to determine the target bonus ranged from 75% to 100%.  Depending on the achievement of the predetermined targets, the annual bonus may be less than or greater than the target bonus.

Based on the recommendation of management, for 2007 the Compensation Committee determined that emphasis should be placed on the Company’s EBITDA (earnings before interest, taxes, depreciation and amortization), as adjusted for transition and contingency charges, with no weighting for individual performance. We believe that public disclosure of the specific EBITDA targets would cause competitive harm. However, as with the targets for 2006, these predetermined targets were deemed to be challenging to meet, and, in fact, the 2007 EBITDA targets were not met. Nevertheless, in recognition for the significant efforts made by certain employees in light of the difficult circumstances faced during 2007, the Compensation Committee exercised its discretion to grant bonuses for 2007 in some cases.  The 2007 bonuses for the named executive officers, other than Daniel P. O’Brien and David A. Torline, ranged between 0% and 66 2/3% of their target bonuses.  Messrs. O’Brien and Torline, whose employment with the Company terminated in May and April, respectively, of 2007, received bonuses for 2007 pursuant to the severance provisions of their employment agreements.

Solely at our discretion, additional performance-based compensation may be paid to our executive officers and other key employees. No such additional bonuses were paid to a named executive officer in 2007.

Stock Option Plan.  The Stock Option Plan of Hawaiian Telcom Holdco, Inc. serves (1) to provide additional long term incentives to our named executive officers, other key employees, and the directors of Hawaiian Telcom Holdco, Inc. and its subsidiaries, and (2) to recruit and retain executives, other key employees, and directors. We do not make annual grants of stock options. Instead, stock option grants generally are made at the commencement of service.

The options granted under the Stock Option Plan have both a time-based component (25%) and a performance-based component (75%). Under the performance-based component, up to fifteen percent (15%) of the shares covered by the option will become exercisable each year depending upon whether certain targets for EBITDA, free cash flow, and revenue for that year are met.  We believe that public disclosure of these financial targets would cause competitive harm. However, as with the targets for 2006, these predetermined targets were deemed to be challenging to meet, and, in fact, the 2007 targets were not met.

The sizes of these option grants vary with title and position, with higher-ranked executive officers receiving larger grants.  In 2007, we awarded a new hire grant to a named executive officer, Paul H. Sunu, in the amount indicated in the section entitled “Grants of Plan-Based Awards.”  Occasionally, we grant an option to an executive following a significant change in job responsibilities or in connection with special retention or performance objectives.  We made two such grants in 2007 to named executive officers in amounts indicated in the section entitled “Grants of Plan-Based Awards.” No other options were granted in 2007 to our named executive officers.

Other Compensation.  In 2007, our named executive officers were eligible to participate in the following plans, benefits and perquisites:

1.                 Voluntary defined contribution plan (401(k)), group medical plans, and other benefit plans available to salaried employees generally (with the exception of group life, disability, and accidental death and dismemberment insurance).

2.                 Company-funded executive group life, disability, and accidental death and dismemberment insurance.

3.                 Reimbursement of out-of-pocket health expenses.

4.                 Benefits and perquisites pursuant to the terms of executive employment agreements, consisting of housing allowance, reimbursement of relocation expenses, tax gross-up amounts on the housing allowances and relocation expense reimbursements, reimbursement for personal travel, entitlement to severance benefits in the event of termination of employment under certain circumstances, and/or enhanced vacation benefits.

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

William E. Kennard (Chairman)
James A. Attwood, Jr.
Matthew P. Boyer
Walter A. Dods, Jr.

Summary Compensation Table

The following table sets forth information regarding compensation earned during 2006 and 2007 by our principal executive officer and principal financial officers during 2007, the three other most highly compensated executive officers who were serving as executive officers at the end of 2007, and one additional executive officer who was not serving as an executive officer at the end of 2007 but whose compensation is required to be disclosed (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(8)	All Other Compensation ($)(9)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael S. Ruley(1)	2007	553,681	0	—	—	0	3,866	318,145	875,692
Chief Executive Officer and Director	2006	527,423	—	—	—	207,256	2,584	406,425	1,143,688

Paul H. Sunu(2)	2007	208,800	0	—	118,601	0	—	132,424	459,825
Senior Vice President and Chief Financial Officer	2006	—	—	—	—	—	—	—	—

Daniel P. O’Brien(3)	2007	170,495	0	—	—	0	3,962	839,572	1.014,029
Senior Vice President and Chief Financial Officer	2006	362,000	—	—	—	86,880	8,909	293,807	751,596

David A. Torline(4)	2007	153,118	0	—	—	0	3,961	726,436	883,515
Senior Vice President and Chief Information Officer	2006	360,077	—	—	—	86,420	8,453	164,142	619,092

Alan M. Oshima	2007	309,231	156,000	—	29,660	0	4,633	12,896	512,419
Senior Vice President and General Counsel	2006	—	—	—	—	—	—	—	—

Michael T. Brown	2007	228,462	57,375	—	107,236	0	3,698	109,692	506,462
Senior Vice President, Sales and Marketing	2006	—	—	—	—	—	—	—	—

Harvey A. Plummer(5)	2007	309,231	0	—	48,546	0	4,596	132,476	494,849
Senior Vice President, Engineering and Operations	2006	282,692	—	—	40,154	50,880	13,418	205,726	592,870

(1)  Mr. Ruley left the Company on February 4, 2008.

(2)  Mr. Sunu joined the Company as Senior Vice President and Chief Financial Officer on May 1, 2007 and left the Company on March 7, 2008.

(3)  Mr. O’Brien left the Company on May 14, 2007.

(4)  Mr. Torline left the Company on April 20, 2007.

(5)  Mr. Plummer left the Company on March 21, 2008.

(6)  Represents the dollar value recognized for financial statement reporting purposes for the fiscal year identified in column (b) in accordance with SFAS No. 123R. The assumptions used in these calculations are set forth in Note 13 to the Company’s consolidated financial statements included in this annual report on Form 10-K.

(7)  Represents cash performance bonuses earned for the fiscal year identified in column (b) under the Company’s Non-Union Bonus Plan.

(8)  Represents the aggregate change in the actuarial present value of the Named Executive Officer’s accumulated benefit under the Hawaiian Telcom Management Pension Plan during the fiscal year identified in column (b).  The Company does not offer any above market or preferential earnings on compensation that is deferred on a tax-qualified basis.

(9)  “All Other Compensation” in 2007 includes: (i) bonus payouts pursuant to the terms of severance provisions in the Named Executive Officers’ employment agreements (Mr. O’Brien -$182,800 and Mr. Torline -$200,000), (ii) amounts contributed by the Company to its 401(k) plan (including Mr. Ruley -$12,153, Mr. Sunu -$11,520, and Mr. Plummer -$12,171), (iii) premiums paid with respect to supplemental term life, accidental death and dismemberment, disability and health benefits for the benefit of the Named Executive Officers (including Mr. Ruley -$31,839), (iv) amounts paid or accrued pursuant to employment agreements in connection with termination of employment  (Mr. O’Brien -$224,985 and Mr. Torline -$370,400), (v) amounts reimbursed for estimated income tax liability by reason of the Company’s payments for relocation costs and housing allowances  (Mr. Ruley -$90,151, Mr. Sunu -$39,123, Mr. O’Brien -$38,325, Mr. Torline -$54,609, Mr. Brown - $29,863, and Mr. Plummer -$45,048), (vi) relocation costs for each of the Named Executive Officers other than Messrs. Oshima and Plummer (including Mr. Sunu -$28,988 and Mr. O’Brien -$329,084), (vii) housing allowances (Mr. Ruley -$125,000, Mr. Sunu -$45,325, Mr. O’Brien -$32,500, Mr. Torline -$71,500, Mr. Brown - $48,000, and Mr. Plummer -$63,000), (viii) amounts reimbursed for personal travel for each of the Named Executive Officers other than Messrs. Oshima, Brown and Plummer (including Mr. Ruley - $28,262), and (ix) reimbursement of out-of-pocket medical expenses for each of the Named Executive Officers.

Employment Agreements

Each of Messrs. Ruley, Sunu, O’Brien, Torline, Oshima, Brown, and Plummer had entered into an employment agreement with us.  As a result of the terminations of employment of Messrs. Ruley, Sunu, O’Brien, Torline, and Plummer in 2007 and 2008, their employment agreements have terminated.

Mr. Oshima’s agreement had an initial three-year term that beginning February 1, 2008 is extended automatically for successive one-year periods unless either party delivers notice of non-extension no later than ninety days prior to the expiration of the then-applicable one-year period. Mr. Brown’s agreement had an initial one-year term that beginning December 13, 2005 is extended automatically for successive one-year periods unless either party delivers notice of non-extension no later than sixty days prior to the expiration of the then-applicable one-year period.

Under the terms of the employment agreements, Messrs. Oshima and Brown are each eligible to receive an annual bonus under our Non-Union Bonus Plan, pursuant to which bonuses are tied to achieving certain corporate and/or individual performance goals, with a target bonus payment of 75% of annual salary. Each executive also is entitled to participate in (i) our stock option plan and has been granted options to purchase shares of stock pursuant to the terms of our stock option plan and stock option agreement, and (ii) our employee benefit plans, programs and arrangements at a level commensurate with the executive’s position. Additionally, Mr. Brown is entitled to a monthly housing allowance not to exceed $4,000 per month, together with a tax gross-up payment in an amount such that, after payment by him of all income taxes imposed on the housing allowance and the tax gross-up payment, he would retain an amount equal to the original housing allowance.

Grants of Plan-Based Awards

The following table summarizes pertinent information concerning plan-based awards granted to the Named Executive Officers during 2007:

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Michael S. Ruley	—	0	558,640	670,368	—	—	—	—	—	—	—
Chief Executive Officer and Director

Paul H. Sunu	5/22/07	0	234,000	280,800	—	—	—	—	3,131	1,000	128,451
Senior Vice President and Chief Financial Officer

Daniel P. O’Brien	—	—	—	—	—	—	—	—	—	—	—
Senior Vice President and Chief Financial Officer

David A. Torline	—	—	—	—	—	—	—	—	—	—	—
Senior Vice President and Chief Information Officer

Alan M. Oshima	5/22/07	0	234,000	280,800	—	—	—	—	783	1,000	40,154
Senior Vice President and General Counsel

Michael T. Brown	2/22/07	0	172,125	206,550	—	—	—	—	1,566	1,000	96,369
Senior Vice President, Sales and Marketing

Harvey A. Plummer	—	0	234,000	280,800	—	—	—	—	—	—	—
Senior Vice President, Engineering and Operations

(1)  Represents estimated payouts under the Company’s Non-Union Bonus Plan. The actual payouts are reflected in column (g) of the Summary Compensation Table.

Exercisability of Options. Subject to the Named Executive Officer’s continued employment with the Company, 25% of the options granted generally will vest automatically in equal annual installments of 5% on each anniversary of the option holder’s hire date (or other award date, in the case of additional options awarded subsequent to the hire date) and 75% will vest in full on the day immediately preceding the eighth anniversary of the grant date subject to earlier vesting if certain performance conditions are met. The performance condition component of the Plan provides that an installment equal to 5% (15% if all three targets are met) of the option will vest for each fiscal year, beginning with the year of grant and ending with the fourth year thereafter, for the following three targets, as defined in the Plan: Revenue, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and Free Cash-Flow.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by the Named Executive Officers at December 31, 2007. There was no public trading market for the common stock of Hawaiian Telcom Holdco, Inc. as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	(#) Exercisable	(#)(6) Unexercisable	Options (#)	Price ($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael S. Ruley(1)	3,170	1,057	6,340	1,000	9/30/2014	N/A	N/A	N/A	N/A
Chief Executive Officer and Director

Paul H. Sunu(2)	0	783	2,348	1,000	4/06/2008	N/A	N/A	N/A	N/A
Senior Vice President and Chief Financial Officer

Daniel P. O’Brien(3)	—	—	—	—	—	—	—	—	—
Senior Vice President and Chief Financial Officer

David A. Torline(4)	—	—	—	—	—	—	—	—	—
Senior Vice President and Chief Information Officer

Alan M. Oshima.	587	548	1,996	1,000	5/01/2015	—	—	—	—
Senior Vice President and General Counsel	0	196	587	1,000	5/21/2017

Michael T. Brown.	117	39	235	1,000	5/01/2015	—	—	—	—
Senior Vice President, Sales and	19	78	294	1,000	3/07/2016
Marketing	78	313	1,175	1,000	2/21/2017

Harvey A. Plummer(5).	704	235	1,409	1,000	4/20/2008	—	—	—	—
Senior Vice President, Engineering and Operations	39	157	587	1,000	4/20/2008

(1)             All options held by Mr. Ruley expired 30 days following his termination of employment effective February 4, 2008.

(2)             All options held by Mr. Sunu expire 30 days following his termination of employment effective March 7, 2008.

(3)             All options held by Mr. O’Brien expired 30 days following his termination of employment effective May 14, 2007.

(4)             All options held by Mr. Torline expired 30 days following his termination of employment effective April 20, 2007.

(5)             All options held by Mr. Plummer expire 30 days following his termination of employment effective March 21, 2008.

(6)             25% of each option is subject to time vesting (5% on each anniversary of the hire date or, in the case of additional options awarded subsequent to date of hire, the award date), and the other 75% is performance-based and becomes exercisable when certain EBITDA, revenue, and free cash flow targets are met (up to 15% each year beginning with the year of grant). The grant dates for these options are: Mr. Ruley - 10/01/2004, Mr. Sunu - 5/22/2007, Mr. Oshima - 5/02/2005 (for the option expiring 5/01/2015) and 5/22/2007 (for the option expiring 5/21/2017), Mr. Brown - 5/02/2005 (for the option expiring 5/01/2015), 3/08/2006 (for the option expiring 3/07/2016), and 2/22/2007 (for the option expiring 2/21/2017), and Mr. Plummer - 5/02/2005 and 3/08/2006.

Option Exercises and Stock Vested

There were no exercises of stock options or vesting of stock by the Named Executive Officers during 2007.

Pension Benefits

Our Named Executive Officers are eligible to participate in the Hawaiian Telcom Management Pension Plan as described below. The following table contains information concerning pension benefits for the Named Executive Officers at December 31, 2007.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Michael S. Ruley Chief Executive Officer and Director	Hawaiian Telcom Management Pension Plan	1.9	22,780	0

Paul H. Sunu Senior Vice President and Chief Financial Officer	Hawaiian Telcom Management Pension Plan	0	0	0

Daniel P. O’Brien Senior Vice President and Chief Financial Officer	Hawaiian Telcom Management Pension Plan	—	—	26,589

David A. Torline Senior Vice President and Chief Information Officer	Hawaiian Telcom Management Pension Plan	—	—	26,595

Alan M. Oshima. Senior Vice President and General Counsel	Hawaiian Telcom Management Pension Plan	1.9	27,156	0

Michael T. Brown Senior Vice President, Sales and Marketing	Hawaiian Telcom Management Pension Plan	1.9	19,273	0

Harvey A. Plummer Senior Vice President, Engineering and Operations	Hawaiian Telcom Management Pension Plan	1.9	27,130	0

(1)          The Hawaiian Telcom Management Pension Plan is a cash balance plan, therefore, no assumptions are used to determine the present value, and the amounts shown in this column are the total cash balances of the Named Executive Officers’ accounts under the Plan as of December 31, 2007.

The Hawaii Telcom Management Pension Plan is a noncontributory, tax-qualified pension plan for salaried employees that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. Pension benefits under this plan are calculated using a cash balance formula that provides for pay credits equal to four to seven percent (depending on age and service) of annual eligible pay up to the IRS limit on compensation ($230,000 in 2008).

Prior to the freezing of the plan as described below, the pay credits accrued to participants’ accounts on a monthly basis. Eligible pay included base salary, certain sales commissions and bonuses, certain short term incentive pay, differentials, premiums, single sum merit payments, corporate profit sharing awards, and any back pay awards. The amounts do not give effect to social security offsets.

Additionally, monthly interest credits are made to the participant’s account balance based upon the prevailing market yields on certain U.S. Treasury obligations. In order to record these pay and interest credits, the plan administrator maintains a hypothetical account balance for each participant.

The Hawaii Telcom Management Pension Plan was “frozen” effective April 1, 2007.  As a result, plan participants do not earn any additional contributions to their cash balance accounts following that date, and the plan is closed to employees hired on or after that date.  Participants became 100% vested in their pension benefits accrued through April 1, 2007, and will continue to earn interest credits on account balances as long as such balances remain in the plan.

Nonqualified Deferred Compensation

None of the Named Executive Officers participate in or have account balances in a non-qualified defined contribution plan or other deferred compensation plans maintained by the Company.

Potential Payments on Termination or Change in Control

The employment agreement of each Named Executive Officer provides that upon termination of the executive’s employment, he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, and bonus if declared or earned but not yet paid, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. The quantities stated below assume termination as of December 31, 2007 unless the executive is no longer employed by the Company, in which case the stated quantities are the amounts actually paid or estimated to be paid.

Upon termination of Mr. Ruley’s employment effective February 4, 2008, he received certain amounts under the terms of a severance agreement dated as of February 22, 2008 (total of $1,235,112), consisting of a lump sum payment of $1,117,272 equivalent to two times annual base salary, a COLA payment for 2007 ($71,340), a lump sum payment with respect to accrued but unused personal travel airfare ($20,000), reimbursement of attorney’s fees ($4,500), and, for twelve months following termination, continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination ($22,000).  In addition, Mr. Ruley is entitled to reimbursement for relocation expenses back to the U.S. mainland and up to a six percent real estate broker commission on the sale of his Hawaii home, together with a tax gross-up amount such that, after payment by him of all income taxes imposed on the reimbursement and the tax gross-up amount, he would retain an amount equal to the original reimbursement.

Upon termination of Mr. Sunu’s employment effective February 28, 2008, he did not receive any payments under his employment agreement as a result of the voluntary termination, other than for housing allowance through the end of April 2008 together with a tax gross-up amount on the housing allowance payments ($18,500) and salary continuation through the end of April 2008 ($52,000), totaling $70,500.

Upon termination of Mr. O’Brien’s employment effective May 14, 2007, he received the amounts to which he was entitled under the terms of his employment agreement for termination without cause (total of $912,969), consisting of a lump sum payment of his pro-rated target level bonus ($182,800), reimbursement of relocation expenses together with a tax gross-up amount on the reimbursement ($344,169), and, for twelve months following termination, continuation of his base salary ($365,600) and continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination ($20,400).

Upon termination of Mr. Torline’s employment effective April 20, 2007, he received the amounts to which he was entitled under the terms of his employment agreement for termination without cause (total of $672,025), consisting of a lump sum equal to his base salary for twelve months ($370,400), a lump sum bonus payment ($200,000), continued housing allowance for seven months together with a tax gross-up amount on the housing allowance payments ($78,609), reimbursement of his relocation expenses together with a tax gross-up amount on the reimbursement ($7,581), and, for twelve months following termination, continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination ($15,435).

Upon termination of Mr. Oshima’s employment either by us without cause or by him for good reason, he is entitled, under the terms of his employment agreement, to continue to receive his base salary for six months following termination ($156,000) and continue to have coverage for six months under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination ($5,572), or a total of $161,572. The agreement also provides that, upon termination of Mr. Oshima’s employment due to his death or disability, he or his estate shall be entitled to six months of his base salary ($156,000) and the pro rata portion of his annual bonus, to be determined in good faith by our Compensation Committee.

Upon termination of Mr. Brown’s employment either by us without cause or by him for good reason, he is entitled, under the terms of his employment agreement, to continue to receive his base salary for six months following termination ($114,750).

Upon termination of Mr. Plummer’s employment effective March 21, 2008, he is entitled to receive, subject to certain conditions, certain amounts under the terms of his employment agreement for termination without cause (total of $162,766), consisting of,  for six months following termination, continuation of his base salary ($156,000) and continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination ($6,766).

Each employment agreement prohibits the executive from competing with us during the term of his employment and for one year following the termination of his employment or the expiration of his term of employment, whichever is longer. Each employment agreement also places restrictions on the dissemination by the executive of proprietary information and establishes our exclusive property right in intellectual property directly related to the Company which is discovered, invented or originated by the executive during his term of employment.

Director Compensation

Directors who are employed either by us or by Carlyle are not separately compensated for their service as directors. Independent directors receive an annual cash retainer of $50,000 and an additional $5,000 if also serving as Chairperson of a Committee of the Board of Directors. The independent directors also receive an attendance fee of $1,500 per Board meeting attended in person and, if longer than three hours, $1,000 per Board meeting attended telephonically. In addition, we granted non-qualified stock options to purchase shares of common stock of Hawaiian Telcom Holdco, Inc. to each independent director upon commencement of service pursuant to our stock option plan. The exercise price per share for these options is greater than or equal to the fair market value of the common stock of Hawaiian Telcom Holdco, Inc. on the grant date, and each option will expire 10 years from the date of grant, or earlier if the optionee ceases to be a director. Each option currently outstanding becomes exercisable in equal annual installments through 2010, beginning one year after the grant date.

The following table sets forth a summary of the compensation we paid to our directors during 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Daniel F. Akerson	0	—	0	—	—	0	0
James A. Attwood, Jr.	0	—	0	—	—	0	0
Matthew P. Boyer	0	—	0	—	—	0	0
Walter A. Dods, Jr.	56,000	—	0	—	—	0	56,000
Stephen C. Gray	56,000	—	9,734(1)	—	—	0	65,734
William E. Kennard	0	—	0	—	—	0	0
Raymond A. Ranelli	60,500	—	0	—	—	0	60,500

(1)  Represents the dollar value recognized for financial statement reporting purposes for the fiscal year identified in column (b) in accordance with SFAS No. 123R. The assumptions used in this calculation are set forth in Note 13 to the Company’s consolidated financial statements included in this annual report on Form 10-K. The grant date fair value of the option is $62,800. The aggregate number of option shares outstanding at year-end is 157.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Messrs. Kennard (Chairman), Attwood, Boyer, and Dods. None of the members of our Compensation Committee serves, or has served, as an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee. Messrs. Kennard, Attwood, and Boyer are associated with Carlyle. Affiliates of Carlyle control a majority of the common stock of Hawaiian Telcom Holdco, Inc. and therefore have the power to control our affairs and policies. In addition, Carlyle and its affiliates entered into a management agreement with us relating to the provision of certain financial and strategic advisory services and consulting services. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our common stock is held by Hawaiian Telcom Holdco, Inc. and its address is c/o The Carlyle Group, 520 Madison Avenue, 41st Floor, New York, NY 10022. The following table sets forth information with respect to the beneficial ownership of the common stock of Hawaiian Telcom Holdco, Inc., as of March 15, 2008, by:

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

	Beneficial Ownership of Holdings
Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock
TCG Holdings, L.L.C. (1)(2)	428,000	100
Michael S. Ruley (4)	—	—
Paul H. Sunu (3) (4)	0	0
Daniel P. O’Brien (4)	—	—
David A. Torline (4)	—	—
Alan M. Oshima (3) (4)	743	*
Michael T. Brown (3) (4)	234	*
Harvey A. Plummer (3) (4)	782	*
Daniel F. Akerson (5)	—	—
James A. Attwood, Jr. (5)	—	—
Matthew P. Boyer (5)	—	—
Walter A. Dods, Jr. (3) (6)	117	*
Stephen C. Gray (3) (4)	39	*
William E. Kennard (5)	—	—
Raymond A. Ranelli (3) (4)	117	*
All executive officers and directors as a group (10 persons) (3)	2,045	*

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

(3)                  Represents shares of common stock that are issuable upon the exercise of options or will become vested within 60 days of March 15, 2008.

(4)                  The business address for Michael S. Ruley, Paul H. Sunu, Daniel P. O’Brien, David A. Torline, Alan M. Oshima, Michael T. Brown, Harvey A. Plummer, Stephen C. Gray, and Raymond A. Ranelli is c/o General Counsel, Hawaiian Telcom Communications, Inc., 1177 Bishop Street, Honolulu, Hawaii 96813.

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

Services Agreement

On February 4, 2008, the Company entered into a Services Agreement with Stephen F. Cooper, Kevin J. Nystrom and Kroll Zolfo Cooper LLC (KZC) pursuant to which Messrs. Cooper and Nystrom and KZC perform management services for the Company.  The retention of KZC includes the Company’s retention of Mr. Cooper as Chief Executive Officer of the Company and Mr. Nystrom as Chief Operating Officer of the Company.  Pursuant to the terms of the Services Agreement, Messrs. Cooper and Nystrom have agreed to devote approximately 75% of their working time and efforts to the business and affairs of the Company and its subsidiaries.  KZC also will assign associate directors of KZC to serve in various capacities with the Company and to perform other services required of KZC or the Company under the Services Agreement.  The Company has agreed to pay KZC a monthly fee of $600,000 for the services of Messrs. Cooper and Nystrom and any associate directors and a success fee based upon improvements in the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) from actual results for the 12-month period ending December 31, 2007, calculated as a sliding scale percentage of the amount of the improvement in EBITDA.  The term of the Services Agreement continues on a month-to-month basis until terminated by either party at the end of any month upon written notice to the other party given at least ten days prior to the end of such month.

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

Director Independence

The Board of Directors has determined that Messrs. Ranelli and Dods are independent based on the NASDAQ rules.  In making such determination, the Board considered the Company’s banking relationship with First Hawaiian Bank, of which Mr. Dods is the non-executive Chairman of the Board.

Item 14. Principal Accountant Fees and Services

Deloitte & Touche LLP serves as our independent registered public accounting firm. The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended December 31, 2007 and December 31, 2006, and fees for other services rendered by Deloitte & Touche LLP during those periods.

	(In Thousands)
	2007	2006
Audit fees (1)	$981	$807
Audit-related fees (2)	425	339
Tax fees (3)	6	5
Total fees	$1,412	$1,151

(1)           Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the quarterly financial statements, including fees relating to the filing of our Registration Statement on Form S-4 in 2006.

(2)           Audit-related fees consisted principally of fees for other audits (i.e., publishing division, benefit plans and insurance subsidiary audits) not included under audit fees, and fees for SOX readiness assistance.

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

2.1

Amended and Restated Agreement of Merger among GTE Corporation, Verizon HoldCo LLC and Hawaiian Telcom Holdco, Inc. and Hawaiian Telcom Communications, Inc.’s, dated as of April 8, 2005 (incorporated by reference to Exhibit 2.1 on Hawaiian Telcom Communications, Inc. Form S-4, filed with the SEC on January 19, 2006).

2.2

Purchase Agreement, dated as of April 29, 2007, by and among Hawaiian Telcom Communications, Inc., Hawaiian Telcom Services Company, Inc. and CBD Investor, Inc. (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on May 3, 2007).

3.1

Certificate of Incorporation of Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.), filed May 19,2004 (incorporated by reference to Exhibit 3.1 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

3.2

Certificate of Amendment to Certificate of Incorporation of Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.), filed October 27, 2004 (incorporated by reference to Exhibit 3.2 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

3.3

Certificate of Amendment to Certificate of Incorporation of Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.), filed March 1, 2005 (incorporated by reference to Exhibit 3.3 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

3.4

Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) filed October 27 2004, filed April 15, 2005 (incorporated by reference to Exhibit 3.4 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

3.5

Bylaws of Hawaiian Telcom Communications, Inc. (f/k/a Paradise MergerSub, Inc.), adopted on May 19, 2004 (incorporated by reference to Exhibit 3.12 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

3.6

Certificate of Merger of Verizon HoldCo LLC into Hawaiian Telcom Communications, Inc., filed May 2, 2005 (incorporated by reference to Exhibit 3.5 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

4.1

Indenture with respect to the Senior Floating Rate Notes due 2013 and the 9.75% Senior Fixed Rate Notes due 2013 between Hawaiian Telcom Communications, Inc. and U.S. Bank National Association, as trustee, dated May 2, 2005 (incorporated by reference to Exhibit 4.1 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

4.2

Form of Senior Floating Rate Notes due 2013 (included in exhibit 4.1) (incorporated by reference to Exhibit 4.2 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

4.3

Form of 9.75% Senior Fixed Rate Notes due 2013 (included in exhibit 4.1) (incorporated by reference to Exhibit 4.3 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

4.4

Indenture with respect to the 12 1/2% Senior Subordinated Notes due 2015 between Hawaiian Telcom Communications, Inc. and U.S. Bank National Association, as trustee, dated May 2, 2005 (incorporated by reference to Exhibit 4.4 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

4.5

Form of 12 1/2% Senior Subordinated Notes due 2015 (included in exhibit 4.4) (incorporated by reference to Exhibit 4.5 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.1

Amended and Restated Credit Agreement, dated as of June 1, 2007, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and CoBank, ACB and Wachovia Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on June 7, 2007).

10.2

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

10.3

Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) and Sprint North Supply Company, dated December 10, 2004 (incorporated by reference to Exhibit 10.6 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006).

10.4

Amendment One effective April 28, 2005 to Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) and Sprint North Supply Company, dated December 10, 2004 (incorporated by reference to Exhibit 10.31 on Hawaiian Telcom Communications, Inc.’s Form 10-Q for the quarter ended June 30, 2006).

10.5

Amendment Two effective June 5, 2006 to Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) and Sprint North Supply Company, dated December 10, 2004 (incorporated by reference to Exhibit 10.32 on Hawaiian Telcom Communications, Inc.’s Form 10-Q for the quarter ended June 30, 2006).

10.6

Intellectual Property Agreement between GTE Corporation, Hawaiian Telcom Holdco, Inc., Verizon HoldCo LLC and Hawaiian Telcom Communications, Inc., dated May 2, 2005 (incorporated by reference to Exhibit 10.11 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.7

Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.12 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.8

Amendment No. 1, dated March 5, 2007, to the Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.17 on Hawaiian Telcom Communications, Inc.’s Form 10-K, filed with the SEC on April 2, 2007).

10.9

Management Consulting Agreement between Hawaiian Telcom Communications, Inc. and TC Group, L.L.C., dated as of April 13, 2005 (incorporated by reference to Exhibit 10.22 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.10

Management Rights Agreement among Carlyle Partners III Hawaii, L.P., CP III Coinvestment, L.P., Carlyle Hawaii Partners, L.P., Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. (incorporated by reference to Exhibit 10.23 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.11	Services Agreement between Hawaiian Telcom Communications, Inc. and Stephen F. Cooper, Kevin J. Nystrom and Kroll Zolfo Cooper LLC, dated as of February 4, 2008.

10.12

Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated as of October 15, 2005 (incorporated by reference to Exhibit 10.24 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.13

Amendment No. 1 to the Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated February 1, 2006 (incorporated by reference to Exhibit 10.29 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006).

10.14

Sprint Wholesale Master Services Agreement between Sprint Communications Company L.P. and Hawaiian Telcom Communications, Inc., dated December 5, 2005 (incorporated by reference to Exhibit 10.21 on Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S-4, filed with the SEC on March 31, 2006).

10.15

First Amendment dated March 16, 2006 to Sprint Wholesale Master Services Agreement between Sprint Communications Company L.P. and Hawaiian Telcom Communications, Inc., dated December 5, 2005 (incorporated by reference to Exhibit 10.35 on Hawaiian Telcom Communications, Inc.’s Form 10-Q for the quarter ended June 30, 2006).

10.16

Second Amendment dated March 16, 2007 to Sprint Wholesale Master Services Agreement between Sprint Communications Company L.P. and Hawaiian Telcom Communications, Inc., dated December 5, 2005 (incorporated by reference to Exhibit 10.45 on Hawaiian Telcom Communications, Inc.’s Form 10-Q for the quarter ended March 31, 2007).

10.17

Settlement Agreement effective as of February 6, 2007, by and among Hawaiian Telcom Communications, Inc, TC Group III, L.P., and BearingPoint, Inc. (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on February 8, 2007).

10.18

Transition Agreement effective as of February 6, 2007, by and between Hawaiian Telcom Communications, Inc. and BearingPoint, Inc. (incorporated by reference to Exhibit 10.2 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on February 8, 2007).

10.19

Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.3 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on February 8, 2007).

10.20	Amendment Number One effective as of March 12, 2007 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP.

10.21†	Amendment Number Two effective as of July 19, 2007 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP.

10.22†	Amendment Number Three effective as of August 13, 2007 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP.

10.23	Amendment Number Four effective as of August 31, 2007 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP.

10.24	Amendment Number Five effective as of September 15, 2007 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP.

10.25	Amendment Number Six effective as of November 2, 2007 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP.

10.26	Amendment Number Seven effective as of November 15, 2007 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP.

10.27†	Amendment Number Nine effective as of January 1, 2008 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP.

10.28	Extension of Amendment Number Nine to Application Services Agreement effective as of March 31, 2008, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP.

10.29†	Amendment Number Ten effective as of January 1, 2008 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP.

10.30*

Employment Agreement, effective as of October 1, 2004, by and between Michael S. Ruley and Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.) (incorporated by reference to Exhibit 10.27 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.31*

Employment Agreement, effective as of September 29, 2004, by and between David A. Torline and Hawaiian Telcom Holdco, Inc. (f/k/a Paradise HoldCo, Inc.) (incorporated by reference to Exhibit 10.28 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.32*

Employment Agreement, effective as of February 1, 2005, by and between Alan M. Oshima and Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) (incorporated by reference to Exhibit 10.29 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.33*

Employment Agreement, effective as of May 3, 2005, by and between Daniel P. O’Brien and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.30 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.34*

Employment Agreement, effective as of December 13, 2004, by and between Harvey A. Plummer and Hawaiian Telcom Communications, Inc. (f/k/a Hawaiian Telcom MergerSub, Inc.) (incorporated by reference to Exhibit 10.31 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.35*

Employment letter agreement, effective as of March 8, 2007, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on March 28, 2007).

10.36*

Employment Agreement, dated as of March 28, 2007, by and between Paul H. Sunu and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on April 2, 2007).

10.37*	Mutual Release and Severance Agreement dated as of February 22, 2008, by and between Hawaiian Telcom Holdco, Inc. and Michael S. Ruley.

10.38*	Consulting Agreement dated as of February 22, 2008, by and between Hawaiian Telcom Holdco, Inc. and Michael S. Ruley.

10.39*

Stock Option Plan of Hawaiian Telcom Holdco, Inc., dated as of November 8, 2005 (incorporated by reference to Exhibit 10.33 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

10.40*

Amendment No. 1, dated September 22, 2006, to the Stock Option Plan of Hawaiian Telcom Holdco, Inc. dated as of November 8, 2005 (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on September 27, 2006).

10.41*

Form of Non-Qualified Stock Option Agreement pursuant to the Stock Option Plan of Hawaiian Telcom Holdco, Inc. dated as of November 8, 2005 (incorporated by reference to Exhibit 10.2 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on September 27, 2006).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 on Hawaiian Telcom Communications, Inc.’s Form S-4, filed with the SEC on January 19, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†  Portions of the exhibits have been omitted pursuant to a request for confidential treatment.

*  Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN TELCOM COMMUNICATIONS, INC.

Dated: March 28, 2008	By:	/s/ Stephen F. Cooper
Stephen F. Cooper
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen F. Cooper	Chief Executive Officer	March 28, 2008
Stephen F. Cooper	(Principal Executive Officer)

/s/ Robert F. Reich	Interim Chief Financial Officer	March 28, 2008
Robert F. Reich	(Principal Financial and Accounting Officer)

/s/ Daniel F. Akerson	Director	March 28, 2008
Daniel F. Akerson

/s/ James A. Attwood, Jr.	Director	March 28, 2008
James A. Attwood, Jr.

/s/ Matthew P. Boyer	Director	March 28, 2008
Matthew P. Boyer

/s/ Walter A. Dods, Jr.	Director	March 28, 2008
Walter A. Dods, Jr.

/s/ Stephen C. Gray	Director	March 28, 2008
Stephen C. Gray

/s/ William E. Kennard	Director	March 28, 2008
William E. Kennard

/s/ Raymond A. Ranelli	Director	March 28, 2008
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