Form 10-Q
period 2008-03-31
Hawaiian Telcom Communications, Inc.
filed 2008-05-15
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 333-131152

Hawaiian Telcom Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1710376 (I.R.S. Employer Identification No.)

1177 Bishop Street

Honolulu, Hawaii  96813

(Address of principal executive offices)

808-546-4511

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

Number of shares of common stock outstanding as of May 14, 2008:  1,000

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Operating revenues	$112,435	$125,463

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	43,435	45,045
Selling, general and administrative	43,758	44,292
Settlement with BearingPoint	-	(45,681)
Depreciation and amortization	39,377	41,748

Total operating expenses	126,570	85,404

Operating income (loss)	(14,135)	40,059

Other income (expense):
Interest expense	(23,177)	(20,670)
Loss on early extinguishment of debt	(2,662)	-
Loss on interest rate swap	(735)	-
Interest income and other	592	143

Total other expense	(25,982)	(20,527)

Income (loss) from continuing operations before provision for income taxes	(40,117)	19,532

Provision for income taxes	-	1,900

Income (loss) from continuing operations	(40,117)	17,632

Loss from discontinued operations, net of tax	-	(2,095)

Net income (loss)	$(40,117)	$15,537

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share information)

	March 31,	December 31,
	2008	2007
Assets

Current assets
Cash and cash equivalents	$93,019	$8,772
Segregated cash	-	271,464
Receivables, net	60,424	65,392
Material and supplies	6,336	6,600
Prepaid expenses	2,184	3,343
Other current assets	5,703	4,890
Total current assets	167,666	360,461
Property, plant and equipment, net	779,364	794,051
Deferred financing and other assets	22,050	25,891
Intangible assets, net	445,894	457,437

Total assets	$1,414,974	$1,637,840

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$45,521	$54,099
Accrued expenses	37,279	27,396
Income taxes payable	-	1,150
Advance billings and customer deposits	15,830	15,496
Current maturities of long-term debt	-	263,000
Other current liabilities	9,188	16,648
Total current liabilities	107,818	377,789
Long-term debt	1,074,500	989,700
Employee benefit obligations	59,955	57,176
Other liabilities	22,371	11,695
Total liabilities	1,264,644	1,436,360

Commitments and contingencies (Note 13)

Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	-	-
Additional paid-in capital	428,811	428,565
Accumulated other comprehensive loss	(17,975)	(6,696)
Accumulated deficit	(260,506)	(220,389)
Total stockholder’s equity	150,330	201,480

Total liabilities and stockholder’s equity	$1,414,974	$1,637,840

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(40,117)	$15,537
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	39,377	43,675
Deferred income taxes, net	-	1,500
Employee retirement benefits	2,779	4,259
Provision for uncollectibles	2,743	2,218
Write-down of software costs	-	18,593
Loss on early extinguishment of debt	2,662	-
Loss on interest rate swap	735	-
Changes in operating assets and liabilities:
Receivables	2,225	23,216
Material and supplies	264	916
Other current assets	345	1,332
Accounts payable and accrued expenses	10,114	(48,454)
Other current liabilities	(6,150)	(287)
Other, net	1,453	2,735
Net cash provided by operating activities	16,430	65,240

Cash flows from investing activities:
Capital expenditures	(22,772)	(16,061)
Transfer of segregated cash	271,464	-
Net cash provided by (used in) investing activities	248,692	(16,061)

Cash flows from financing activities:
Proceeds from issuance of debt	86,800	16,000
Payment of settlement on interest rate swap	(2,675)	-
Repayment of debt	(265,000)	(65,000)
Net cash used in financing activities	(180,875)	(49,000)

Net change in cash and cash equivalents	84,247	179
Cash and cash equivalents, beginning of period	8,772	4,752

Cash and cash equivalents, end of period	$93,019	$4,931

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$8,951	$15,580
Income taxes paid	1,150	-

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, January 1, 2008	1,000	$-	$428,565	$(6,696)	$(220,389)	$201,480

Stock based compensation	-	-	246	-	-	246

Net loss	-	-	-	-	(40,117)	(40,117)
Other comprehensive income (loss)
Loss on cash flow hedging derivatives	-	-	-	(11,336)	-	(11,336)
Unrealized gain on investments	-	-	-	57	-	57

Balance, March 31, 2008	1,000	$-	$428,811	$(17,975)	$(260,506)	$150,330

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii with an integrated telecommunications network servicing approximately 545,000 switched access lines as of March 31, 2008.  The Company also served approximately 260,000 long distance lines and had 94,000 High-Speed Internet (HSI) connections as of that date.

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

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007, that are included in the Company’s annual report on Form 10-K.

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

Hawaiian Telcom Holdco, Inc. (Holdco), the Company’s parent, also is a guarantor for the Company’s notes payable to banks.  Financial statements of Holdco have not been presented as it has no independent assets, liabilities or operations and the guarantees are full and unconditional and joint and several.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at March 31, 2008 are held in two short-term Treasury money-market accounts.

Segregated Cash

At December 31, 2007, the Company presented segregated cash which represented cash proceeds from the sale of its directories publishing segment as such funds were required to be used to repay long term debt based on an agreement with the Hawaii Public Utilities Commission (HPUC) and terms of its bank debt agreement.  As such repayments had been made by March 31, 2008 there is no segregated cash at that date.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state excise taxes and HPUC fees.  Such taxes and fees amounted to $1.7 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively.

Earnings per Share

Because the Company has only one shareholder, Holdco, and has no common stock trading in a public market, information on earnings (loss) per share is not meaningful and has not been presented.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” the Company accounts for stock-based compensation at fair value using the prospective method for all new awards granted, modified or settled after January 1, 2006.  The following table summarizes the effect on net income (loss) for the three months ended March 31, 2008 and 2007 if the fair value method had been applied to all outstanding options (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income (loss), as reported	$(40,117)	$15,537
Add: Stock option related employee compensation expense included in net income (loss)	246	63
Deduct: Total stock option related employee compensation expense determined under fair value based method for all awards	(393)	(510)

Pro forma net income (loss)	$(40,264)	$15,090

Interest expense allocation

Interest expense has been allocated to discontinued operations based on the amount of debt required to be repaid as a result of the sale of the Directories Publishing segment in November 2007.  Interest has been allocated for periods prior to the sale.

3.              Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This standard requires enhanced disclosures related to derivative instruments and hedging activities.  The Company is in the process of evaluating the impact this standard will have on its financial statements.  This standard is effective for the Company’s fiscal year beginning January 1, 2009.

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

The following table summarizes the results of the discontinued operations, which were reclassified from continuing operations, for the three months ended March 31, 2007 (dollars in thousands):

Operating revenues	$17,670
Operating expenses, includes amortization of $1,928 for the three months ended March 31, 2007	11,150
Income from operations of discontinued segment	6,520
Interest expense	(9,015)
Loss from discontinued segment before benefit for income taxes	(2,495)
Benefit for income taxes	(400)

Loss from discontinued operations	$(2,095)

The net proceeds from the sale were required by the HPUC and the bank debt agreement to be used to repay debt.

5.              Receivables

Receivables consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Customers and other	$82,174	$89,433
Allowance for doubtful accounts	(21,750)	(24,041)

	$60,424	$65,392

6.              Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Salaries and benefits	$12,963	$16,732
Other taxes	1,721	1,559
Interest	22,595	9,105

	$37,279	$27,396

7.              Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest
	Rate at
	March 31,	Final	March 31,	December 31,
	2008	Maturity	2008	2007

Notes payable to banks, revolving credit facility	4.90%	April 30, 2012	$89,800	$57,000
Notes payable to banks, Tranche C term loan	7.08%	June 1, 2014	484,700	695,700
Senior floating rate notes	10.32%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000
			1,074,500	1,252,700
Current portion			-	263,000

			$1,074,500	$989,700

Notes Payable to Banks

In January 2008, the Company repaid $211.0 million of the Tranche C debt using the proceeds from the sale of the directories publishing segment.  In addition, in January 2008, the Company requested a permanent reduction in the revolving credit facility from $200.0 million to $150.0 million.  As a result of the repayment of debt and reduction in the availability on the revolving credit facility, the Company expensed $2.7 million of deferred financing costs resulting in a loss on early extinguishment of debt.

The revolving credit facility has a principal balance of $150.0 million that will mature on April 30, 2012.  Of the $150.0 million revolver commitment, only $90.0 million is currently available to the Company though the Company may elect, on or before June 1, 2008, to increase the available commitment by up to the full $150.0 million pursuant to HPUC approval, which the Company requested in February 2008.  As of March 31, 2008, the revolving credit facility had an outstanding balance of $89.8 million and a $0.2 million outstanding letter of credit balance.

One of the syndicated lenders is an affiliate of The Carlyle Group, a private equity firm, with an approximately three percent participation in the Tranche C term loan.  The Carlyle Group formed the Company as its sponsor and is deemed an affiliate of the Company.

8.              Derivative Instruments and Hedging Activities

The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations.  The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates.  Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings.  To meet this objective, management maintains interest rate swap agreements to manage fluctuations in cash flows resulting from adverse changes in interest rates on its term loans and notes.  The interest rate swap agreements have a cumulative notional amount that ranges from $461.8 million at March 31, 2008 to a balance of $202.4 million at maturity on December 31, 2010.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations are reported in accumulated other comprehensive loss.  These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings.  For the three months ended March 31, 2008 and 2007, the Company had a $11.3 million and a $3.1 million unrealized loss, respectively, included in other comprehensive income (loss).  The fair value of the interest rate swap reflecting a liability of $16.1 million and $6.5 million is included in other current liabilities and other liabilities, as applicable, on the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.  For the three months ended March 31, 2008, the ineffectiveness related to the change in fair value of the hedges resulted in a loss on the interest rate swap of $0.7 million recognized in the condensed consolidated statement of operations.

In January 2008, the Company terminated one of its swaps with a notional value of $115.4 million.  As a result, the Company paid $2.7 million which represented the fair value of the hedge on the settlement date.  The swap was previously designated as a cash flow hedge maturing December 31, 2010.  The fair value adjustments to the hedged instrument are being recognized as an increase to interest expense over the remaining term of the previously hedged instrument.

9.     Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees.

The Company accrues the costs of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs (income) for the three months ended March 31, 2008 and 2007 (dollars in thousands):

Pension

	Three Months Ended
	March 31,
	2008	2007

Service cost	$2,019	$3,227
Interest cost	2,854	3,112
Expected asset return	(3,260)	(3,903)
Net periodic benefit cost	1,613	2,436
Termination benefit cost	420	1,860
Settlement gain	-	(876)

Total benefit cost	$2,033	$3,420

Other Postretirement Benefits

	Three Months Ended
	March 31,
	2008	2007

Service cost	$327	$398
Interest cost	577	548

Net periodic benefit cost	$904	$946

During the first quarter of 2008, the Company provided an early retirement benefit to selected employees in conjunction with a planned reduction in the Company’s workforce.  The cost of such benefit amounted to $0.4 million.

During the first quarter of 2007, the Company provided an early retirement benefit to selected employees.  The cost of such benefit amounted to $1.9 million.  Upon retirement, the majority of such employees elected lump sum payments resulting in deemed settlements of $22.0 million and a gain on settlement of $0.9 million.  In addition, the Company froze the benefits in the pension plan for nonunion employees effective April 1, 2007.

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $0.6 million to its pension plan in 2008.  As of March 31, 2008, no contributions have been made.  The Company presently anticipates contributing the full amount during the remainder of 2008.

10.  Income Taxes

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate of 35% to the income (loss) from continuing operations before provision for income taxes for the following reasons (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007

Expense (benefit) at federal rate	$(14,041)	$6,836
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,605)	781
Valuation allowance	15,646	(5,717)

Provision for income taxes	$-	$1,900

A valuation allowance has been provided at March 31, 2008 and December 31, 2007 for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that the Company generates taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

The Company evaluates its tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.”  As of March 31, 2008, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s statements of operations for the three months ended March 31, 2008 or 2007.  All tax years since the Company’s inception in 2004 remain open for both federal and Hawaii state purposes.

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

The Company recognized compensation expense of $0.2 million and $0.1 million during the three months ended March 31, 2008 and 2007, respectively.

12.  Comprehensive Income (Loss)

A summary of components of comprehensive income (loss) is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income (loss)	$(40,117)	$15,537
Other comprehensive loss -
Gains (losses) on cash flow hedging derivatives	(11,336)	(3,067)
Unrealized gain (loss) on investments	57	(1)
Other comprehensive loss	(11,279)	(3,068)

Comprehensive income (loss)	$(51,396)	$12,469

13.  Commitments and Contingencies

BearingPoint

The Company had previously engaged BearingPoint to build and operate an information technology solution environment including software applications and systems and hardware that the Company uses in its business. Effective February 6, 2007, the Company and BearingPoint entered into an agreement to settle disputes and transition work to a third party resulting in a gain on settlement of $45.7 million.  The settlement gain was net of a charge for $18.6 million representing the write-down of certain software costs for the estimated additional costs to remediate deficiencies in certain systems that had been developed by BearingPoint.

Litigation

The Company is involved in litigation arising in the normal course of business.  The outcome of this litigation is not expected to have a material adverse impact on the Company’s financial statements.

14.  Transactions with The Carlyle Group

In 2005, the Company entered into a management consulting agreement with The Carlyle Group (the “Sponsor”).  The agreement allows the Company access to the Sponsor’s expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies.  Under the agreement, the Company incurred advisory fees of $0.3 million for both the three months ended March 31, 2008 and 2007.

15.       Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs of the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

There were no significant assets measured at fair value on a recurring basis at March 31, 2008.  Liabilities measured at fair value on a recurring basis reflect derivative liabilities at March 31, 2008 and are as follows (dollars in thousands):

Fair value measurements at March 31, 2008 using:
Quoted prices in active markets for identical assets (Level 1)	$-
Significant other observable inputs (Level 2)	16,100
Significant unobservable inputs (Level 3)	-

$16,100

16.  Segment Information

The Company operates in two reportable segments (Wireline Services and Other) based on how resources are allocated and performance is assessed by the Company’s chief operating decision maker.  The Wireline Services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines.  In addition, the Wireline Services segment provides HSI, long distance services, customer premise equipment, data solutions, billing and collection, and pay telephone services.  The Company also is currently incurring certain costs related to the development of a video services offering.  The Other segment consists primarily of wireless services.

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Other	Elimination	Total
For the three months ended and as of March 31, 2008
Operating revenues	$110,069	$2,680	$(314)	$112,435
Depreciation and amortization	39,345	32	-	39,377
Loss from continuing operations	(39,519)	(284)	(314)	(40,117)
Capital expenditures	22,772	-	-	22,772
Assets	1,413,783	1,191	-	1,414,974

Assets as of December 31, 2007	$1,636,413	$1,427	$-	$1,637,840

For the three months ended March 31, 2007
Operating revenues	$123,163	$2,576	$(276)	$125,463
Depreciation and amortization	41,748	-	-	41,748
Income (loss) from continuing operations	19,979	(2,071)	(276)	17,632
Capital expenditures	16,061	-	-	16,061

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

These and other factors may cause our actual results to differ materially from any forward-looking statement.  Refer to our annual report on Form 10-K for the year ended December 31, 2007 for a detailed discussion of risks that could materially adversely affect our business, financial condition or results of operations.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business operations.

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

Overview

We operate the incumbent local telecommunications company that serves business and residential customers in the State of Hawaii.  We offer our customers a variety of telecommunication services including local telephone, network access, long distance, High-Speed Internet (HSI) and other Internet, and other telecommunication services and sales.  At March 31, 2008, we had approximately 640,000 switched access lines and HSI lines.

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

Internet Services – We provide HSI and dial-up Internet to our residential and business customers.

Other Telecommunication Services and Sales – Other services and sales include inside wire maintenance, and installation and maintenance of customer premise equipment.  We are also incurring certain costs related to the potential development of a potential video services offering.

Other

We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations

We reported a net loss of $40.1 million and net income of $15.5 million for the three months ended March 31, 2008 and 2007, respectively.

Recent Developments

During the first quarter of 2008, the Company’s Chief Executive Officer along with certain other senior executives resigned and the Board of Directors engaged Kroll Zolfo Cooper LLC, a corporate recovery and advisory firm, to provide interim executive management services to the Company.  From October 2007 through the first quarter of 2008, we reduced our management headcount by approximately 100 positions.  We have taken a number of other initiatives designed to improve the Company’s operating results.  These include efforts to improve and simplify our product offerings, improve our customer service experience, increase our revenue enhancement activities and improve cost efficiencies.

Operating Revenues

The following tables summarize our volume and revenue information as of or through March 31, 2008 and March 31, 2007.  For comparability, we also present customer activity as of March 31, 2008 compared to December 31, 2007.

Volume Information

March 2008 compared to March 2007

	March 31,	March 31,	Change
	2008	2007	Number	Percentage

Switched access lines
Residential	317,858	357,809	(39,951)	-11.2%
Business	222,065	231,079	(9,014)	-3.9%
Public	5,525	5,676	(151)	-2.7%
	545,448	594,564	(49,116)	-8.3%

High-Speed Internet lines
Residential	76,747	74,988	1,759	2.3%
Business	15,932	15,990	(58)	-0.4%
Wholesale	1,551	1,821	(270)	-14.8%
	94,230	92,799	1,431	1.5%

Long distance lines
Residential	175,961	189,284	(13,323)	-7.0%
Business	84,237	86,252	(2,015)	-2.3%
	260,198	275,536	(15,338)	-5.6%

March 2008 compared to December 2007

	March 31,	December 31,	Change
	2008	2007	Number	Percentage

Switched access lines
Residential	317,858	328,370	(10,512)	-3.2%
Business	222,065	226,483	(4,418)	-2.0%
Public	5,525	5,564	(39)	-0.7%
	545,448	560,417	(14,969)	-2.7%

High-Speed Internet lines
Residential	76,747	76,091	656	0.9%
Business	15,932	15,776	156	1.0%
Wholesale	1,551	1,579	(28)	-1.8%
	94,230	93,446	784	0.8%

Long distance lines
Residential	175,961	179,215	(3,254)	-1.8%
Business	84,237	84,667	(430)	-0.5%
	260,198	263,882	(3,684)	-1.4%

Operating Revenues (dollars in thousands)

	Three Months Ended March 31,		Change
	2008	2007	Amount	Percentage

Wireline Services
Local services	$49,582	$53,937	$(4,355)	-8.1%
Network access services	33,110	40,730	(7,620)	-18.7%
Long distance services	8,963	8,273	690	8.3%
High-Speed Internet and other Internet	8,800	9,028	(228)	-2.5%
Other services and sales	9,614	11,195	(1,581)	-14.1%
	110,069	123,163	(13,094)	-10.6%
Other	2,366	2,300	66	2.9%

	$112,435	$125,463	$(13,028)	-10.4%

For the three months ended March 31, 2008, local services revenues decreased $4.4 million, or 8.1%, compared to same period in 2007.  The decrease in revenues was caused by the decline in switched access lines.

The decline in switched access lines reflects two categories of factors:

•                  General industry trends – continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly moving local voice service to VoIP technology offered by cable providers, as well as using wireless services in place of traditional wireline.  Also, residential “second lines” continue to be disconnected as customers switch from dial-up Internet services to HSI and cable broadband service. Additionally, Competitive Local Exchange Carriers (CLECs) continue to focus on business customers and selling services to our customer base.

•                  Specific impact of our systems implementation effort -- our on-going effort to stabilize our systems has limited our ability to launch new products and robustly support customer service requirements for both residential and business customers. As our systems stabilization progresses, the impact of this effort is expected to have a diminished effect on switched access line loss.

In an effort to slow the rate of line loss, we have instituted retention and acquisition programs, and are increasingly focusing efforts on bundling of services.  We have instituted a “saves” campaign designed to focus on specific circumstances where we believe customer churn is controllable.  This campaign includes certain promotional tools designed to enhance customer retention.  We are also reemphasizing win-back and employee referral programs.  Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention.

For the three months ended March 31, 2008, network access services revenue decreased by $7.6 million or 18.7%, compared to the three months ended March 31, 2007.  Network access revenue in the first quarter of 2007 was beneficially impacted by revenue assurance efforts that concluded with back-billing to certain wholesale customers amounting to approximately $3.3 million.  Network access revenue also decreased due to the erosion of switched access lines as well as billing adjustments in connection with the resolution of various wholesale disputes recognized in the first quarter of 2008.

Long distance revenues increased $0.7 million, or 8.3%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 reflecting, in part,  a higher than normal volume of billing credits that adversely impacted the first quarter of 2007 related to the resolution of various billing matters.

HSI and other Internet revenues decreased $0.2 million, or 2.5%, for three months ended March 31, 2008 compared to the same period in the prior year.  The decrease was primarily due to competitive rate pressures resulting in a reduction in rates.  Late in 2007, the Company began offering HSI residential customers the option of purchasing higher speed services in an effort to enhance revenues and attract new customers.  The higher speed services are made possible by recent enhancements to our network.  We believe this premium-priced offering will mitigate the impact of promotional pricing.

Other services and sales decreased $1.6 million, or 14.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease was related to the decline in sales and installations of customer premise equipment.

Other revenues, primarily consisting of revenues generated from our wireless operation, were flat for the three months ended March 31, 2008 compared to the same period in the prior year.  We had approximately 17,100 external wireless subscribers as of March 31, 2008.

Transition Costs and Other Cost Structure Changes

We are continuing to incur certain expenses in our efforts to become a stand-alone provider of telecommunication services as well as certain costs associated with the realignment of our management workforce.  In addition, the Company continues to incur costs related to systems remediation and manual work around efforts.  These expenses, referred to as contingency costs (both for internal labor and contracted services), represent additional amounts paid to external vendors and internal personnel to maintain acceptable operating performance until certain system remediation work led by Accenture can be completed.  The major components of such expenses incurred for the three months ended March 31, 2008 and 2007 are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007

Employee separation costs	$3,416	$893
Pension termination benefits	420	984
Transition management team	1,063	-
Contingency internal labor costs	-	625
Contingency contracted services	1,871	6,323
Other	847	594

	$7,617	$9,419

Operating Costs and Expenses

The following table summarizes our costs and expenses for the three months ended March 31, 2008 compared to the costs and expenses for the three months ended March 31, 2007 (dollars in thousands):

	Three Months Ended March 31,		Change
	2008	2007	Amount	Percentage

Costs of services and sales	$43,435	$45,045	$(1,610)	-3.6%
Selling, general and administrative expenses	43,758	44,292	(534)	-1.2%
Settlement with BearingPoint	-	(45,681)	45,681	-100.0%
Depreciation and amortization	39,377	41,748	(2,371)	-5.7%

	$126,570	$85,404	$41,166	48.2%

The Company’s total headcount as of March 31, 2008 was 1,499 compared to 1,697 as of March 31, 2007.  Employee related costs are included in both cost of services and sales and selling, general and administrative expenses.

Cost of services and sales consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  Costs of services and sales decreased by $1.6 million, or 3.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease was primarily caused by the decline in costs related to sales and installations of customer premise equipment.

Selling, general and administrative expenses include costs related to sales and marketing, customer service, information systems and other administrative functions.  Selling, general and administrative expenses decreased by $0.5 million, or 1.2%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease for the three month period is primarily attributed to our cost reduction efforts including lower salaries and wages in connection with the reduction in headcount, reductions in pension and other benefits, reduced taxes (other than income taxes) on lower revenues and reduced advertising costs.  These cost reduction efforts were partially offset by severance costs as a result of employee separations during the first quarter of 2008.

Effective February 6, 2007, the Company and BearingPoint entered into an agreement to settle disputes and transition work to a third party resulting in a gain on settlement of $45.7 million.  The settlement gain was net of a charge for $18.6 million representing the write-down of certain software costs for the estimated additional costs to remediate deficiencies in certain systems that had been developed by BearingPoint.

Depreciation and amortization decreased by $2.4 million, or 5.7%, for the three months ended March 31, 2008 compared to same period in 2007.  The decrease resulted primarily from the reduced declining balance rates for intangible amortization and certain assets which became fully depreciated in 2007.

Interest Expense

Interest expense increased by $2.5 million, or 12.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase was primarily because of additional debt when adjusted for the allocation of interest expense to the directories publishing segment for the quarter ended March 31, 2007.  Interest expense on debt repaid using the proceeds from the sale of the directories publishing segment has been allocated to discontinued operations.  Subsequent to the sale of the directories publishing segment on November 30, 2007, all interest on the remaining debt is allocated to continuing operations.

Income Tax Expense

A valuation allowance has been provided at March 31, 2008 and December 31, 2007 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Discontinued Operations

Loss from discontinued operations is attributable to our directories publishing business.  On April 29, 2007, we entered into an agreement to sell our directories publishing segment.  The sale was consummated on November 30, 2007.

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

Our ability to service our indebtedness will depend on our ability to generate cash in the future.  Given our high level of debt and related debt service requirements, we may not have significant cash available to meet any large unanticipated liquidity requirements, other than from available borrowings, if any, under our revolving credit facility.  As a result, in such situation we may not have a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures, or to fund our operations.  If we do not have sufficient cash for these purposes, our financial condition and our business could suffer.

Cash Flows

Net cash provided by operations of $16.4 million for the three months ended March 31, 2008 was related primarily to our net loss of $40.1 million as adjusted to exclude non-cash items and working capital movements of $56.5 million. The most significant non-cash item during the period was depreciation and amortization expense of $39.4 million.  Net cash provided by operations amounted to $65.2 million for the three months ended March 31, 2007.  The first quarter of 2007 included a receipt of $52.0 million in conjunction with the BearingPoint settlement.

Cash provided by investing activities was $248.7 million for the three months ended March 31, 2008.  Cash used in investing activities was $16.1 million for the three months ended March 31, 2007.  In the first quarter of 2008, capital expenditures amounted to $22.8 million, an increase of $6.7 million from the same period in the prior year.  The increase was because of payments related to information technology projects completed in late 2007.  We continue to expect our 2008 capital expenditures to be lower than 2007 capital expenditures primarily related to lower levels of spending for our back-office and IT infrastructure.  Transfers from segregated cash (cash obtained from the sale of the directories publishing segment to be used to repay long-term debt) amounted to $271.5 million in the first quarter of 2008.

Cash used in financing activities was $180.9 million and $49.0 million for the three months ended March 31, 2008 and 2007, respectively.  All financing activities related to borrowing activity.  In January 2008, we repaid $261.0 million of debt with the remaining proceeds from the sale of the directories publishing segment including $211.0 million of Tranche C term debt and $50.0 million on our revolving credit facility.  In March 2008, we borrowed the remaining available principal amount under our revolving credit facility thereby increasing the total amount drawn under our revolver to $89.8 million and a $0.2 million letter credit balance at the end of the first quarter.  We drew the remaining available balance on our revolving credit facility in response to uncertain conditions in financial markets.

Outstanding Debt and Financing Arrangements

As of March 31, 2008, we had outstanding $1,074.5 million in aggregate indebtedness.

The revolving credit facility has a commitment of $150.0 million that will mature on April 30, 2012.  Of the $150.0 million revolver commitment, only $90.0 million is currently available to us and has been drawn though we may elect, on or before June 1, 2008, to increase the available commitment up to the full $150.0 million pursuant to HPUC approval, which we requested in February 2008. Our ability to draw on any incremental revolver capacity is subject to the terms and covenants governing our debt arrangements, including limitations on indebtedness and liens pursuant to the terms of the indentures governing our senior notes and senior subordinated notes.

Our credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants consisting of a leverage ratio and a maximum level of capital expenditures.

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

Contractual Obligations

During the three months ended March 31, 2008, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2007 in our Form 10-K with the exception of the balance on our revolving credit facility which is now $89.8 million.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our annual report on Form 10-K for the year ended December 31, 2007, and have not changed materially from that discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, our floating rate obligations consisted of $89.8 million of debt outstanding under our revolving credit facility, $484.7 million of debt outstanding under our Tranche C term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at March 31, 2008 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $0.9 million if not otherwise impacted by the interest rate swap agreements described below.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations.  The variable-rate debt exposes us to variability in interest payments due to changes in interest rates.  Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings.

To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, we maintain interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt on our term loan facilities and notes.  The interest rate swap agreements have a cumulative notional amount that ranges from $461.8 million at March 31, 2008 to a balance of $202.4 million at maturity on December 31, 2010.  The fixed rate is 4.36% from December 31, 2006 to December 31, 2010.  The interest rate swaps effectively change the variable-rate cash flow exposure on our debt obligations to fixed cash flows.  Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments.  We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes.  The fair value of the swap amounted to a liability of $16.1 million as of March 31, 2008.  Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2008 (the “Evaluation Date”). Based upon that evaluation the Chief Executive Officer and Chief Financial Officer conclude that, as of the Evaluation Date, our disclosure controls and procedures were not effective as a result of the material weaknesses described below.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as of March 31, 2008, and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

                        Our remediation efforts are ongoing and management is committed to addressing this material weakness as expeditiously as possible.  We have established a task force that has responsibility for reviewing and enhancing the business processes, workflows and internal control procedures related to order entry, provisioning and billing.  We also have a team that is responsible for identifying differences between our ordering, provisioning and billing systems, establishing thresholds for acceptable differences and developing processes for resolving differences above established thresholds.  In addition, we engaged the services of Accenture as a strategic partner with specific expertise in information technology processes.  These continuing activities are intended to facilitate improvement in the functionality of our systems and operation of internal controls.

2.               We did not maintain effective controls over our accounting for property, plant and equipment related to fixed assets, project costing and recording of asset retirements.

Our fixed asset subsidiary ledger and our project costing records for telephone plant under construction were not reconciled to the general ledger on a timely basis to ensure complete and accurate financial reporting.  Also, the project costing subsidiary ledger was not reviewed in a timely manner to properly update project status, creating discrepancies between the project costing subsidiary ledger and the general ledger.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Other than ordinary routine litigation incidental to the business, we are not involved in any material pending legal proceedings that are likely to have a material adverse effect on us.

Item 5.  Other Information

As previously disclosed in a Current Report on Form 8-K filed by Hawaiian Telcom Communications, Inc. (the “Company”) on May 12, 2008, Eric K. Yeaman was named President and Chief Executive Officer of the Company effective June 16, 2008.  An employment agreement (the “Employment Agreement”) subsequently was entered into between Mr. Yeaman and Hawaiian Telcom Holdco, Inc. (“Holdco”), the parent of the Company, to serve as President and Chief Executive Officer of Holdco and its subsidiaries, including the Company. The Employment Agreement commences on June 16, 2008, has an initial term of four years, and will be automatically extended for successive one-year periods unless either party gives notice of non-extension. Under the Employment Agreement, Mr. Yeaman will receive an annual base salary of $600,000 and be eligible to participate in an annual performance-based bonus plan at a target level of 100% of his base salary paid in the applicable year, subject to a maximum of 200% of base salary. For fiscal year 2008, Mr. Yeaman’s bonus will be calculated as though he had been employed by the Company for the full year and will be a minimum of $450,000. In addition, Mr. Yeaman is entitled to receive a cash “realization bonus” in the event of (i) a change in control which closes prior to any qualified initial public offering or (ii) certain exit events by Holdco’s principal stockholder and certain affiliates as described in the Employment Agreement following a change in control but prior to the closing on a qualified initial public offering, the amount of which would be calculated in accordance with a formula tied to the amount of consideration paid in such change in control or exit event, as more fully described in the Employment Agreement. Mr. Yeaman also is entitled to receive a stock option (the “Stock Option”) to purchase 42,800 shares of Holdco common stock at a price of $100 per share, subject to the terms and conditions of the Employment Agreement. The Stock Option will only become exercisable if a qualified initial public offering occurs prior to the complete disposition of the principal stockholder’s (and any of its affiliates’) equity and debt interest in Holdco, and will become exercisable with respect to a portion of the shares it covers, determined in accordance with a formula tied to the offering price in such initial public offering, as more fully described in the Employment Agreement. In the event the Employment Agreement is terminated by Holdco without “cause” or by Mr. Yeaman for “good reason”, subject to Mr. Yeaman’s execution of a general release in Holdco’s customary form, Holdco will pay Mr. Yeaman a lump-sum severance equal to three times the sum of his annual base salary and his target level annual bonus.  A copy of the Employment Agreement is attached hereto as Exhibit 10.1 and incorporated herein by reference.

As previously disclosed in a Current Report on Form 8-K filed by the Company on May 12, 2008, Alan M. Oshima will be transitioning from Senior Vice President and General Counsel to Senior Advisor.  On May 13, 2008, Holdco entered into a consulting agreement with Mr. Oshima’s company, AMO Consulting, LLC (the “Consulting Agreement”), pursuant to which Mr. Oshima will serve as a Senior Advisor to Holdco and perform services as authorized by the Chief Executive Officer.  Such services shall not include legal services or the fiduciary duties and responsibilities as a member of Holdco’s Board of Directors.  The Consulting Agreement is effective June 1, 2008 and has a one-year term which may be terminated by either party after six months and may be extended by mutual agreement.  The monthly consulting fee will be $46,000 plus Hawaii general excise taxes during the first six months of the term, and $20,000 plus Hawaii general excise taxes thereafter.  A copy of the Consulting Agreement is attached hereto as Exhibit 10.2 and incorporated herein by reference.

As previously disclosed in a Current Report on Form 8-K filed by the Company on May 12, 2008, Robert F. Reich was appointed permanent Chief Financial Officer of the Company effective May 6, 2008.  On May 13, 2008, the Company and Mr. Reich entered into an amendment to Mr. Reich’s employment agreement (the “Amendment”) to reflect his position as Senior Vice President and Chief Financial Officer of the Company.  Under the Amendment, (i) Mr. Reich’s annual base salary increased to $235,000 effective March 7, 2008 and further increased to $312,000 effective May 6, 2008, (ii) his target level bonus was increased to 75% of his bonus-eligible salary, (iii) he is eligible to receive one or more additional stock option grants in amounts to be determined by the Board or the Compensation Committee, (iv) he is entitled to participate in the Company employee benefit plans and programs made available to Senior Vice Presidents of the Company, and (v) he will no longer be entitled to receive a housing allowance following May 2008.  In the event of termination without cause, subject to the terms and conditions specified in the Amendment, Mr. Reich will be entitled to (i) continued payment of his base salary and continued group health benefits for up to one year following the date of termination, (ii) a pro-rated bonus for the year of termination, and (iii) if such termination occurs prior to the third anniversary following the effective date of his employment agreement, reimbursement for (a) reasonable relocation expenses incurred to relocate back to the mainland United States and (b) real estate commissions on the sale of his home in Hawaii, subject to limitations set forth in the Amendment.  A copy of the Amendment is attached hereto as Exhibit 10.3 and incorporated herein by reference.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM COMMUNICATIONS, INC.

May 14, 2008	/s/ Stephen F. Cooper
Stephen F. Cooper
Chief Executive Officer

May 14, 2008	/s/ Robert F. Reich
Robert F. Reich
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Employment Agreement, dated as of May 9, 2008 and effective June 16, 2008 by and between Hawaiian Telcom Holdco, Inc. and Eric K. Yeaman.
10.2	Consulting Agreement, dated as of May 13, 2008, by and between Hawaiian Telcom Holdco, Inc. and AMO Consulting, LLC.
10.3	Amendment dated May 13, 2008 to employment letter agreement, effective as of March 8, 2007, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.