Form 10-Q
period 2008-06-30
Hawaiian Telcom Communications, Inc.
filed 2008-08-13
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of August 13, 2008: 1,000

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		As Restated - see Note 17		As Restated - see Note 17

Operating revenues	$115,253	$121,404	$227,688	$246,867

Operating expenses:
Cost of services and sales (exclusive
of depreciation and amortization)	42,727	46,660	86,162	91,405
Selling, general and administrative	41,121	40,978	84,879	85,270
Settlement with BearingPoint	—	—	—	(45,681)
Depreciation and amortization	39,305	38,009	78,682	79,757

Total operating expenses	123,153	125,647	249,723	210,751

Operating income (loss)	(7,900)	(4,243)	(22,035)	36,116

Other income (expense):
Interest expense	(22,494)	(20,435)	(45,671)	(41,105)
Loss on early extinguishment of debt	(794)	(7,780)	(3,456)	(7,780)
Gain (loss) on interest rate swap	168	—	(567)	—
Interest income and other	501	141	1,093	284

Total other expense	(22,619)	(28,074)	(48,601)	(48,601)

Loss from continuing operations before provision (credit) for income taxes	(30,519)	(32,317)	(70,636)	(12,485)

Provision (credit) for income taxes	—	(200)	—	1,700

Loss from continuing operations	(30,519)	(32,117)	(70,636)	(14,185)

Income from discontinued operations, net of tax	—	53,528	—	51,133

Net income (loss)	$(30,519)	$21,411	$(70,636)	$36,948

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share and share information)

	June 30,	December 31,
	2008	2007

Assets

Current assets
Cash and cash equivalents	$71,817	$8,772
Segregated cash	—	271,464
Receivables, net	59,991	65,392
Material and supplies	6,594	6,600
Prepaid expenses	5,448	3,343
Other current assets	5,658	4,890
Total current assets	149,508	360,461
Property, plant and equipment, net	771,704	794,051
Deferred financing and other assets	20,731	25,891
Intangible assets, net	434,351	457,437

Total assets	$1,376,294	$1,637,840

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$50,485	$54,099
Accrued expenses	22,810	27,396
Income taxes payable	—	1,150
Advance billings and customer deposits	16,492	15,496
Current maturities of long-term debt	—	263,000
Other current liabilities	7,877	16,648
Total current liabilities	97,664	377,789
Long-term debt	1,074,500	989,700
Employee benefit obligations	62,128	57,176
Other liabilities	12,848	11,695
Total liabilities	1,247,140	1,436,360

Commitments and contingencies (Note 13)

Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000
shares authorized and issued	—	—
Additional paid-in capital	428,979	428,565
Accumulated other comprehensive loss	(8,800)	(6,696)
Accumulated deficit	(291,025)	(220,389)
Total stockholder’s equity	129,154	201,480

Total liabilities and stockholder’s equity	$1,376,294	$1,637,840

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(70,636)	$36,948
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	78,682	82,328
Deferred income taxes, net	—	(54,900)
Employee retirement benefits	4,952	4,633
Provision for uncollectibles	4,937	5,273
Write-down of software costs	—	18,593
Loss on early extinguishment of debt	3,456	7,780
Loss on interest rate swap	567	—
Changes in operating assets and liabilities:
Receivables	464	19,777
Material and supplies	5	2,333
Prepaid expenses and other current assets	(2,873)	(3,719)
Accounts payable and accrued expenses	(1,679)	(55,021)
Income taxes payable	(1,150)	—
Advance billings and customer deposits	995	243
Other current liabilities	(7,461)	2,736
Other, net	1,965	3,638
Net cash provided by operating activities	12,224	70,642

Cash flows from investing activities:
Capital expenditures	(39,768)	(42,352)
Transfer of segregated cash	271,464	—
Net cash provided by (used in) investing activities	231,696	(42,352)

Cash flows from financing activities:
Proceeds from issuance of debt	86,800	932,000
Payment of settlement on swap	(2,675)	—
Repayment of debt	(265,000)	(954,000)
Debt issuance costs	—	(6,348)
Net cash used in financing activities	(180,875)	(28,348)

Net change in cash and cash equivalents	63,045	(58)
Cash and cash equivalents, beginning of period	8,772	4,752

Cash and cash equivalents, end of period	$71,817	$4,694

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$44,729	$57,878
Income taxes paid	1,150	1,350

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited, dollars in thousands except share information)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, January 1, 2008	1,000	$—	$428,565	$(6,696)	$(220,389)	$201,480

Stock based compensation	—	—	414	—	—	414

Net loss	—	—	—	—	(70,636)	(70,636)
Other comprehensive income (loss)
Loss on cash flow hedging derivatives	—	—	—	(2,059)	—	(2,059)
Unrealized loss on investments	—	—	—	(45)	—	(45)

Balance, June 30, 2008	1,000	$—	$428,979	$(8,800)	$(291,025)	$129,154

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii with an integrated telecommunications network servicing approximately 533,000 switched access lines as of June 30, 2008.  The Company also served approximately 256,000 long distance lines and had 93,000 High-Speed Internet (HSI) connections as of that date.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at June 30, 2008 are held in one short-term U.S. Treasury money-market account.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $6.2 million and $5.5 million at June 30, 2008 and 2007, respectively, for additions to property, plant and equipment.

Segregated Cash

At December 31, 2007, the Company presented segregated cash which represented cash proceeds from the sale of its directories publishing segment as such funds were required to be used to repay long term debt based on a requirement by the Hawaii Public Utilities Commission (HPUC) and terms of its bank debt agreement.  As such repayments had been made by June 30, 2008 there is no segregated cash at that date.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state excise taxes and HPUC fees.  Such taxes and fees amounted to $1.7 million and $3.4 million for the three and six months ended June 30, 2008, and $2.3 million and $4.7 million for the three and six months ended June 30, 2007, respectively.

Earnings per Share

Because the Company has only one shareholder, Holdco, and has no common stock trading in a public market, information on earnings (loss) per share is not meaningful and has not been presented.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” the Company accounts for stock-based compensation at fair value using the prospective method for all new awards granted, modified or settled after January 1, 2006.  The following table summarizes the effect on net income (loss) for the three and six months ended June 30, 2008 and 2007 if the fair value method had been applied to all outstanding options (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss), as reported	$(30,519)	$21,411	$(70,636)	$36,948
Add: Stock option related employee compensation expense included in net income (loss)	168	89	414	152
Deduct: Total stock option related employee compensation expense determined under fair value based method for all awards	(316)	(417)	(709)	(808)

Pro forma net income (loss)	$(30,667)	$21,083	$(70,931)	$36,292

Interest expense allocation

Interest expense has been allocated to discontinued operations based on the amount of debt required to be repaid as a result of the sale of the directories publishing segment in November 2007.  Interest has been allocated for periods prior to the sale.

3.   Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework of selecting principles to be used in preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS No. 162 is effective sixty days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards.  The adoption of SFAS No. 162 is not expected to have any effect on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This standard requires enhanced disclosures related to derivative instruments and hedging activities.  The Company is in the process of evaluating the impact this standard will have on its financial statements.  This standard is effective for the Company’s fiscal year beginning January 1, 2009.

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

The following table summarizes the results of the discontinued operations, which were reclassified from continuing operations, for the three and six months ended June 30, 2007 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007

Operating revenues	$16,245	$33,915
Operating expenses, includes amortization of $643 and $2,571 for the three and six months, respectively	9,761	21,212
Income from operations of discontinued segment	6,484	12,703
Interest expense	(9,156)	(18,170)
Loss from discontinued segment before benefit for income taxes	(2,672)	(5,467)
Benefit for income taxes	(56,200)	(56,600)

Income from discontinued operations	$53,528	$51,133

The net proceeds from the sale were required by the HPUC and the bank debt agreement to be used to repay debt.

5.   Receivables

Receivables consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Customers and other	$78,812	$89,433
Allowance for doubtful accounts	(18,821)	(24,041)

	$59,991	$65,392

6.   Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Salaries and benefits	$11,799	$16,732
Other taxes	2,375	1,559
Interest	8,636	9,105

	$22,810	$27,396

7.   Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest
	Rate at
	June 30,	Final	June 30,	December 31,
	2008	Maturity	2008	2007

Notes payable to banks, revolving credit facility	4.74%	April 30, 2012	$89,800	$57,000
Notes payable to banks, Tranche C term loan	5.20%	June 1, 2014	484,700	695,700
Senior floating rate notes	8.49%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000
			1,074,500	1,252,700
Current portion			—	263,000

			$1,074,500	$989,700

Notes Payable to Banks

In January 2008, the Company repaid $211.0 million of the Tranche C debt using the proceeds from the sale of the directories publishing segment.  In addition, the amount of revolver availability decreased from $200.0 million at December 31, 2007 to $90.0 million at June 30, 2008.  As a result of the repayment of debt and reduction in the availability of the revolving credit facility, the Company expensed deferred financing costs resulting in a loss on early extinguishment of debt of $0.8 million and $3.5 million for the three and six months ended June 30, 2008, respectively.

In January 2008, the Company had requested a permanent reduction in the revolver commitment to $150.0 million.  On June 1, 2008, the revolver availability further declined to the $90.0 million level when a provision in the Company’s credit agreement which permitted it to increase the available commitment to $150.0 million lapsed.  The HPUC denied the Company’s request for approval to invoke this provision of the credit agreement.

One of the syndicated lenders is an affiliate of The Carlyle Group, a private equity firm, with an approximately one percent participation in the Tranche C term loan.  The Carlyle Group formed the Company as its sponsor and is deemed an affiliate of the Company.

8.   Derivative Instruments and Hedging Activities

The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations.  The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates.  Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings.  To meet this objective, management maintains interest rate swap agreements to manage fluctuations in cash flows resulting from adverse changes in interest rates on its term loans and notes.  The interest rate swap agreements have a cumulative notional amount that ranges from $430.2 million at June 30, 2008 to a balance of $202.4 million at maturity on December 31, 2010.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations are reported in accumulated other comprehensive loss.  These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings.  For the three and six months ended June 30, 2008, the Company had a $9.3 million unrealized gain and a $2.1 million unrealized loss, respectively, included in other comprehensive income (loss).  For the three and six months ended June 30, 2007, the Company had a $5.3 million unrealized gain and a $2.2 million unrealized gain, respectively, included in other comprehensive income.  The fair value of the interest rate swaps reflecting a liability of $6.6 million and $6.5 million is included in other current liabilities and other liabilities, as applicable, on the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.  For the three and six months ended June 30, 2008, the ineffectiveness related to the change in fair value of the hedges resulted in a gain on the interest rate swap of $0.2 million and in a loss on the interest rate swap $0.6 million, respectively.  The gain and loss are recognized in the condensed consolidated statement of operations.

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

The Company accrues the costs of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs (income) for the three months and six months ended June 30, 2008 and 2007 (dollars in thousands):

Pension

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$2,019	$2,241	$4,038	$5,468
Interest cost	2,854	3,018	5,708	6,130
Expected asset return	(3,260)	(4,134)	(6,520)	(8,037)
Net periodic benefit cost	1,613	1,125	3,226	3,561
Termination benefit cost	—	—	420	1,860
Settlement gain	—	—	—	(876)
Curtailment gain	—	(1,378)	—	(1,378)

Total benefit cost (income)	$1,613	$(253)	$3,646	$3,167

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$327	$398	$654	$796
Interest cost	577	548	1,154	1,096

Net periodic benefit cost	$904	$946	$1,808	$1,892

During the first quarter of 2008, the Company provided an early retirement benefit to selected employees in conjunction with a planned reduction in the Company’s workforce which resulted in a cost of $0.4 million.

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

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $0.6 million to its pension plan in 2008.  As of June 30, 2008, the Company has contributed $0.2 million.  The Company presently anticipates contributing the remainder of the amount during the third quarter of 2008.

10.   Income Taxes

The provision (credit) for income taxes differs from the amounts determined by applying the statutory federal income tax rate of 35% to the income (loss) from continuing operations before provision for income taxes for the following reasons (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Benefit at federal rate	$(10,682)	$(11,311)	$(24,723)	$(4,370)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,221)	(1,293)	(2,825)	(499)
Valuation allowance	11,903	12,404	27,548	6,569

Provision (credit) for income taxes	$—	$(200)	$—	$1,700

A valuation allowance has been provided at June 30, 2008 and December 31, 2007 for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that the Company generates taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

The Company evaluates its tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.”  As of June 30, 2008, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2008 or 2007.  All tax years since the Company’s inception in 2004 remain open for both federal and Hawaii state purposes.

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

The Company recognized compensation expense of $0.2 million and $0.4 million during the three and six months ended June 30, 2008, respectively.  Similarly, the Company recognized compensation expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2007, respectively.

In the second quarter of 2008, the Company entered into an employment agreement which entitled one executive to receive an option grant for 42,800 shares or 10% of the outstanding shares of Holdco at a price of $100 per share.  The options may only be exercised in the case of a qualified initial public offering (IPO) of shares of Holdco and the amount subject to exercise will depend, in part, on the amount of proceeds from the IPO.  Compensation cost for this option grant will be recognized at such time that it is concluded that an IPO is probable of occurring.

12.   Comprehensive Income (Loss)

A summary of components of comprehensive income (loss) is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$(30,519)	$21,411	$(70,636)	$36,948
Other comprehensive income (loss) -
Gains (losses) on cash flow hedging derivatives	9,277	5,291	(2,059)	2,224
Unrealized loss on investments	(102)	(21)	(45)	(22)
Other comprehensive income (loss)	9,175	5,270	(2,104)	2,202

Comprehensive income (loss)	$(21,344)	$26,681	$(72,740)	$39,150

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

Third Party Claims

In the normal course of conducting its business, the Company is involved in various claims and disputes with third parties, including vendors and customers. The outcome of such disputes is generally uncertain and subject to commercial negotiations. The Company periodically assesses its liabilities in connection with these matters and records reserves for those matters where it is probable that a loss has been incurred and the loss can be reasonably estimated.  Based on management’s most recent assessment, the Company believes that the risk of loss in excess of liabilities recorded is not material for all outstanding claims and disputes and the ultimate outcome of such matters will not have a material effect on the Company’s results of operations, cash flows or financial position.

Litigation

The Company is involved in litigation arising in the normal course of business.  The outcome of this litigation is not expected to have a material adverse impact on the Company’s financial statements.

14.   Related Party Transactions

In 2005, the Company entered into a management consulting agreement with The Carlyle Group (the “Sponsor”).  The agreement allows the Company access to the Sponsor’s expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies.  Under the agreement, the Company incurred advisory fees of $0.3 million and $0.5 million for the three and six months ended June 30, 2008, respectively.  The costs incurred in 2007 were the same as those incurred in 2008.

The Company maintains certain cash balances in a bank that is affiliated with the non-executive Chairman of the Board of the Company.  The Chairman of the Company is also the non-executive Chairman of that bank.

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

Assets measured at fair value on a recurring basis at June 30, 2008 represent investment securities included in deferred financing and other assets.  Liabilities measured at fair value on a recurring basis consist of derivative liabilities at June 30, 2008 related to the Company’s interest rate swap agreements.  A summary of assets and liabilities is as follows (dollars in thousands):

	Assets	Liabilities
Fair value measurements at June 30, 2008 using:
Quoted prices in active markets for identical assets (Level 1)	$3,321	$—
Significant other observable inputs (Level 2)	—	6,583
Significant unobservable inputs (Level 3)	—	—
	$3,321	$6,583

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

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Other	Elimination	Total
For the three months ended and as of June 30, 2008
Operating revenues	$113,163	$2,397	$(307)	$115,253
Depreciation and amortization	39,283	22	—	39,305
Loss from continuing operations	(29,815)	(397)	(307)	(30,519)
Assets	1,375,357	937	—	1,376,294

For the six months ended June 30, 2008
Operating revenues	$223,232	$5,077	$(621)	$227,688
Depreciation and amortization	78,628	54	—	78,682
Loss from continuing operations	(69,334)	(681)	(621)	(70,636)
Capital expenditures	39,768	—	—	39,768

Assets as of December 31, 2007	$1,636,413	$1,427	$—	$1,637,840

For the three months ended June 30, 2007
Operating revenues	$118,908	$2,820	$(324)	$121,404
Depreciation and amortization	38,009	—	—	38,009
Loss from continuing operations	(30,150)	(1,643)	(324)	(32,117)

For the six months ended June 30, 2007
Operating revenues	$242,071	$5,397	$(601)	$246,867
Depreciation and amortization	79,757	—	—	79,757
Loss from continuing operations	(9,870)	(3,714)	(601)	(14,185)
Capital expenditures	42,352	—	—	42,352

17.   Restatement

In preparing its condensed consolidated financial statements for the quarter ended June 30, 2008, the Company’s management determined that interest expense on certain debt obligations that were required to be repaid using proceeds from the sale of the Directories Publishing segment in November 2007, was previously reported as interest expense within continuing operations in error, and should have been reported as part of discontinued operations for the three and six month periods ended June 30, 2007.  As a result, certain interest expense amounts in the condensed consolidated statements of operations have been restated from loss from continuing operations to income from discontinued operations for such periods as summarized below (dollars in thousands).  The error had no impact on the Company’s previously reported condensed consolidated balance sheets, condensed consolidated statements of cash flows, condensed consolidated statements of changes in stockholder’s equity or operating income (loss) and net income (loss) within the condensed consolidated statements of operations presented in this Form 10-Q.

	As Previously
	Reported	Adjustments	As Restated

Three months ended June 30, 2007:
Interest expense	$(29,591)	$9,156	$(20,435)
Total other expense	(37,230)	9,156	(28,074)
Loss from continuing operations before provision for income tax	(41,473)	9,156	(32,317)
Provision (credit) for income taxes	(3,900)	3,700	(200)
Loss from continuing operations	(37,573)	5,456	(32,117)
Income from discontinued operations, net of tax	58,984	(5,456)	53,528

Six months ended June 30, 2007:
Interest expense	$(59,275)	$18,170	$(41,105)
Total other expense	(66,771)	18,170	(48,601)
Loss from continuing operations before provision for income tax	(30,655)	18,170	(12,485)
Provision (credit) for income taxes	(3,300)	5,000	1,700
Loss from continuing operations	(27,355)	13,170	(14,185)
Income from discontinued operations, net of tax	64,303	(13,170)	51,133

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The fiscal 2007 financial information within the following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatement as more fully described in Note 17 to the Unaudited Condensed Consolidated Financial Statements included in Item 1, Part I of this Form 10-Q.

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

•                  our ability to build and operate our IT infrastructure;

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

Other Telecommunication Services and Sales – Other services and sales include inside wire maintenance, and installation and maintenance of customer premise equipment.  We are also incurring certain costs related to the potential development of a video services offering.

Other

We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations

We reported a net loss of $30.5 million and net income of $21.4 million for the three months ended June 30, 2008 and 2007, respectively.

We reported a net loss of $70.6 million and net income of $36.9 million for the six months ended June 30, 2008 and 2007, respectively.

Recent Developments

During the first quarter of 2008, the Company’s Chief Executive Officer along with certain other senior executives resigned and the Board of Directors engaged Kroll Zolfo Cooper LLC, a corporate recovery and advisory firm, to provide interim executive management services to the Company.  In the second quarter of 2008, we appointed a new Chief Executive Officer.  From October 2007 through the first quarter of 2008, we reduced our management headcount by approximately 100 positions and are pursuing other initiatives designed to improve the Company’s operating results.

We are in the process of developing a revised strategic plan which is focusing on the introduction of new products, simplifying our existing product offerings, improving our customer service experience, leveraging our network infrastructure, improving processes and systems, and rebuilding customer confidence in the Company.  Our revised strategic plan, once complete, will also serve as the basis of our yearly operating plans.  In order to execute our plan we intend to initiate a variety of programs across the business operations to advance our core strategies which we believe will improve our operating results and enhance our cash flow and liquidity.

Operating Revenues

The following tables summarize our volume and revenue information as of or through June 30, 2008 and June 30, 2007.  For comparability, we also present customer activity as of June 30, 2008 compared to March 31, 2008.

Volume Information

June 2008 compared to June 2007

	June 30,	June 30,	Change
	2008	2007	Number	Percentage

Switched access lines
Residential	307,394	345,556	(38,162)	-11.0%
Business	220,578	229,716	(9,138)	-4.0%
Public	5,388	5,649	(261)	-4.6%
	533,360	580,921	(47,561)	-8.2%

High-Speed Internet lines
Residential	76,243	73,891	2,352	3.2%
Business	15,767	16,162	(395)	-2.4%
Wholesale	1,453	1,590	(137)	-8.6%
	93,463	91,643	1,820	2.0%

Long distance lines
Residential	172,323	184,758	(12,435)	-6.7%
Business	83,788	85,430	(1,642)	-1.9%
	256,111	270,188	(14,077)	-5.2%

June 2008 compared to March 2008

	June 30,	March 31,	Change
	2008	2008	Number	Percentage

Switched access lines
Residential	307,394	317,858	(10,464)	-3.3%
Business	220,578	222,065	(1,487)	-0.7%
Public	5,388	5,525	(137)	-2.5%
	533,360	545,448	(12,088)	-2.2%

High-Speed Internet lines
Residential	76,243	76,747	(504)	-0.7%
Business	15,767	15,932	(165)	-1.0%
Wholesale	1,453	1,551	(98)	-6.3%
	93,463	94,230	(767)	-0.8%

Long distance lines
Residential	172,323	175,961	(3,638)	-2.1%
Business	83,788	84,237	(449)	-0.5%
	256,111	260,198	(4,087)	-1.6%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended June 30,		Change
	2008	2007	Amount	Percentage

Wireline Services
Local services	$49,067	$52,625	$(3,558)	-6.8%
Network access services	34,653	34,993	(340)	-1.0%
Long distance services	9,546	10,012	(466)	-4.7%
High-Speed Internet and other Internet	8,750	8,756	(6)	-0.1%
Other services and sales	11,147	12,522	(1,375)	-11.0%
	113,163	118,908	(5,745)	-4.8%
Other	2,090	2,496	(406)	-16.3%

	$115,253	$121,404	$(6,151)	-5.1%

For Six Months

	Six Months Ended June 30,		Change
	2008	2007	Amount	Percentage

Wireline Services
Local services	$98,649	$106,562	$(7,913)	-7.4%
Network access services	67,763	75,723	(7,960)	-10.5%
Long distance services	18,509	18,285	224	1.2%
High-Speed Internet and other Internet	17,550	17,784	(234)	-1.3%
Other services and sales	20,761	23,717	(2,956)	-12.5%
	223,232	242,071	(18,839)	-7.8%
Other	4,456	4,796	(340)	-7.1%

	$227,688	$246,867	$(19,179)	-7.8%

For the three months ended June 30, 2008, local services revenues decreased $3.6 million, or 6.8%, compared to same period in 2007.  For the first half of 2008, local service revenue decreased $7.9 million, or 7.4% compared to the first half of 2007.  The decrease in revenues was caused by the decline in switched access lines.

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

In an effort to slow the rate of line loss, we are continuing retention and acquisition programs, and are increasingly focusing efforts on bundling of services.  We have instituted various “saves” campaigns designed to focus on specific circumstances where we believe customer churn is controllable.  These campaigns include certain promotional tools designed to enhance customer retention.  We are also reemphasizing win-back and employee referral programs.  Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention.

For the three months ended June 30, 2008, network access services revenue was comparable to the three months ended June 30, 2007.  For the six months June 30, 2008, network access revenue decreased by $8.0 million, or 10.5%, compared to the same period in the prior year.  Network access revenue in the first quarter of 2007 was beneficially impacted by revenue assurance efforts that concluded with additional billing to certain wholesale customers amounting to approximately $3.3 million.  Also contributing to the network access revenue decrease for the six month period was the erosion of switched access lines as well as billing adjustments in connection with the resolution of various wholesale disputes recognized in the first quarter of 2008.

Long distance revenues decreased $0.5 million, or 4.7%, for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.  Long distance revenues increased $0.2 million, or 1.2%, for the six months ended June 30, 2008 when compared to the same period in the prior year.  The decrease in long distance revenue in the second quarter of 2008 was caused by the decline in switched access line customers.  For the year to date period, the impact of the decrease in customers was offset by a higher than normal volume of billing credits that adversely impacted the first quarter of 2007 related to the resolution of various billing matters.  This resulted in a net increase in long distance revenues for the year to date period.

HSI and other Internet revenues for three months ended June 30, 2008 were comparable to the same period in the prior year.  HSI and other Internet revenues decreased $0.2 million, or 1.3%, for the first half of 2008 compared to the first half of 2007.  While the number of HSI lines increased, this was offset by an overall reduction in rates as a result of competitive rate pressures.  Late in 2007, the Company began offering HSI residential customers the option of purchasing higher speed services in an effort to enhance revenues and attract new customers.  The Company is continuing to enhance its network in order to broaden its higher speed service offerings.

Other services and sales decreased $1.4 million, or 11.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Other services and sales decreased $3.0 million, or 12.5%, for the six months ended June 30, 2008 as compared to the same period in the prior year.  The decrease was related to the decline in sales and installations of customer premise equipment.

Other revenues, primarily consisting of revenues generated from our wireless operation, decreased $0.4 million, or 16.3%, for the three months ended June 30, 2008 compared to the same period in the prior year.  Other revenue for the six months ended June 30, 2008 decreased $0.3 million, or 7.1%, as compared to the six months ended June 30, 2007.  We had approximately 14,900 wireless subscribers as of June 30, 2008.

Transition Costs and Other Cost Structure Changes

We are continuing to incur certain expenses in our efforts to become a stand-alone provider of telecommunication services as well as certain costs associated with the realignment of our management workforce.  In addition, the Company continues to incur costs related to improvements to the functionality of certain IT systems as well as manual work around efforts.  These expenses, referred to as contingency costs (both for internal labor and contracted services), represent additional amounts paid to external vendors and internal personnel to maintain acceptable operating performance until certain system improvements can be completed.  The major components of such expenses incurred for the three and six months ended June 30, 2008 and 2007 are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Employee separation and relocation costs	$45	$2,008	$3,461	$2,901
Sarbanes-Oxley controls development	—	767	—	767
Pension termination benefits	—	(1,303)	420	(319)
Transition management team	1,149	—	2,212	—
Contingency internal labor costs	—	1,532	—	2,157
Contingency contracted services	1,477	5,197	3,348	11,520
Other	1,620	305	2,467	899

	$4,291	$8,506	$11,908	$17,925

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and six months ended June 30, 2008 compared to the costs and expenses for the three and six months ended June 30, 2007 (dollars in thousands):

	Three Months Ended June 30,		Change
	2008	2007	Amount	Percentage

Cost of services and sales (exclusive of depreciation and amortization)	$42,727	$46,660	$(3,933)	-8.4%
Selling, general and administrative expenses	41,121	40,978	143	0.3%
Depreciation and amortization	39,305	38,009	1,296	3.4%

	$123,153	$125,647	$(2,494)	-2.0%

	Six Months Ended June 30,		Change
	2008	2007	Amount	Percentage

Cost of services and sales (exclusive of depreciation and amortization)	$86,162	$91,405	$(5,243)	-5.7%
Selling, general and administrative expenses	84,879	85,270	(391)	-0.5%
Settlement with BearingPoint	—	(45,681)	45,681	-100.0%
Depreciation and amortization	78,682	79,757	(1,075)	-1.3%

	$249,723	$210,751	$38,972	18.5%

The Company’s total headcount as of June 30, 2008 was 1,474 compared to 1,663 as of June 30, 2007.  Employee related costs are included in both cost of services and sales and selling, general and administrative expenses.

Cost of services and sales consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  Costs of services and sales decreased by $3.9 million, or 8.4%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Cost of services and sales decreased by $5.2 million, or 5.7%, for the six months ended June 30, 2008 compared to the same period in the prior year.  The decrease for both the three and six month periods was primarily caused by the decline in costs related to sales and installations of customer premise equipment, lower modem costs related to new HSI subscribers, lower handset subsidies as a result of a reduction in new wireless subscribers as well as other cost saving measures including lower headcount.

Selling, general and administrative expenses include costs related to sales and marketing, customer service, information systems and other administrative functions.  Selling, general and administrative expenses for the three months ended June 30, 2008 were comparable to the three months ended June 30, 2007.  Selling, general and administrative expenses for the six months ended June 30, 2008 were comparable to the same period in the prior year.  Decreases in costs can be attributed to our cost reduction efforts including lower salaries and wages in connection with the reduction in headcount, reductions in pension and other benefits, reduced taxes (other than income taxes) on lower revenues and reduced advertising costs.  These cost reduction efforts were fully offset by certain increased costs for information technology and severance costs as a result of employee separations during the first quarter of 2008.

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

Depreciation and amortization increased by $1.3 million, or 3.4%, for the three months ended June 30, 2008 compared to same period in 2007.  The increase was primarily due to certain assets which became fully depreciated in 2007 which beneficially impacted the second quarter of 2007.  Depreciation and amortization decreased $1.1 million, or 1.3%, for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007.  The decrease resulted primarily from the reduced declining balance rates for intangible amortization and certain assets which became fully depreciated in 2007.

Interest Expense

Interest expense increased by $2.1 million, or 10.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Interest expense increased by $4.6 million, or 11.1%, for the first half of 2008 compared to the same period in the prior year.  The increase was primarily because of additional debt when adjusted for the allocation of interest expense to the directories publishing segment for the quarter ended June 30, 2007 and the six months ended June 30, 2007 offset, in part, by reduced rates.  Interest expense on debt repaid using the proceeds from the sale of the directories publishing segment has been allocated to discontinued operations.  Subsequent to the sale of the directories publishing segment on November 30, 2007, all interest on the residual debt is allocated to continuing operations.

Loss on Early Extinguishment of Debt

In January 2008, we repaid $211.0 million of the Tranche C debt using the proceeds from the sale of the directories publishing segment. In addition, the amount of revolver availability decreased from $200.0 million at December 31, 2007 to $90.0 million at June 30, 2008. As a result of the repayment of debt and reduction in the availability of the revolving credit facility, we expensed deferred financing costs resulting in a loss on early extinguishment of debt of $0.8 million and $3.5 million for the three and six months ended June 30, 2008, respectively.

Income Tax Expense

A valuation allowance has been provided at June 30, 2008 and December 31, 2007 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Discontinued Operations

Income from discontinued operations is attributable to our directories publishing business.  On April 29, 2007, we entered into an agreement to sell our directories publishing segment.  The sale was consummated on November 30, 2007.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; and (iv) certain continued transition related expenditures.

We intend to fund our operations, interest expense, debt principal payments and working capital requirements from our cash from operations and our available cash balances.

We have operated as a stand-alone service provider since the acquisition of the Company from Verizon Communications, Inc. on May 2, 2005.  Our transition to becoming a stand-alone service provider included the requirement to build back-office and IT infrastructure to allow us to migrate off software systems that the Company used prior to the 2005 acquisition.  This build requirement generally consisted of integration and installation of software, databases, hardware, operating systems, and internal network systems.  On April 1, 2006, we cutover from the legacy Verizon systems to our new back-office and IT infrastructure.  While the major network operational systems functioned without significant problems, critical systems related to back-office functions, such as customer care, order management, billing, supply chain, and other systems interfacing with our financial systems, lacked significant functionality.  This led to deficiencies in order accuracy, service provisioning, billings and collections, revenue assurance and overall customer service.  Despite efforts to improve the functionality of the related systems since 2006, we continued to experience many of these same issues, requiring us to incur significant incremental expenses to retain third-party service providers to provide call center and manual processing services in order to operate our business.

Our original strategic plan was designed to focus on opportunities to leverage our incumbent market position, enhance the penetration of certain underperforming products, introduce new products, services and bundles tailored to the specific needs of the local market, and reposition the Company as a locally branded, managed and operated full service telecommunications provider.

Our ability to execute the initiatives contemplated in our original strategic plan were hindered by the functionality deficiencies experienced after the 2006 cutover to the new operating, financial and administrative information technology systems.  Management was required to commit substantial resources to responding to the lack of functionality in the Company’s critical back-office systems.  As a result, our ability to invest in new technologies, introduce new products and enhance our customer service experience has been delayed and has negatively impacted our financial performance and financial condition.

We are in the process of developing a revised strategic plan which focuses on the introduction of new products, simplifying our existing product offerings, improving our customer service experience, leveraging our network infrastructure, improving processes and systems and rebuilding customer confidence in the Company.  Our revised strategic plan, once complete, will also serve as the basis of our yearly operating plans.  In order to execute our plan we intend to initiate a variety of programs across the business operations to advance our core strategies which we believe will improve our operating results and ultimately enhance our cash flow and liquidity.

We are still evaluating the feasibility of various new product offerings and the impact of introducing and maintaining such new products on our liquidity.  There can be no assurance that any new product offerings will be successful or even if successful whether the Company will have the resources to fund such product offerings or that investments in new products and services will be recovered.  We may also pursue other product development opportunities, cost reduction initiatives, asset rationalization, capital raising opportunities and debt reduction options in our revised strategic plan to improve cash flow and liquidity.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.  Given our high level of debt and related debt service requirements, we may not have sufficient cash available to finance growth opportunities, including acquisitions, significant capital expenditure requirements, or to fund our operations.  If we do not have sufficient cash for these purposes, our financial condition and our business could suffer.

Cash Flows

We have continued to take additional steps to improve cost efficiencies and improve liquidity.  From October 2007 through the first quarter of 2008, we reduced our management headcount by approximately 100 positions.  We have taken a number of other actions to improve operating results, including efforts to simplify product offerings, improve our customer service experience and increase our revenue enhancement activities.  There can be no assurance that these additional actions will result in improved overall cash flow.

Net cash provided by operations of $12.2 million for the six months ended June 30, 2008 was related primarily to our net loss of $70.6 million as adjusted to exclude non-cash items and working capital movements of $82.8 million. The most significant non-cash item during the period was depreciation and amortization expense of $78.7 million.  Net cash provided by operations amounted to $70.6 million for the six months ended June 30, 2007.  The first half of 2007 included a receipt of $52.0 million in conjunction with the BearingPoint settlement.

Cash provided by investing activities was $231.7 million for the six months ended June 30, 2008.  Cash used in investing activities was $42.4 million for the six months ended June 30, 2007.  For the first half of 2008, capital expenditures amounted to $39.8 million, a decrease of $2.6 million from the same period in the prior year.  We continue to expect our 2008 capital expenditures to be lower than 2007 capital expenditures primarily related to lower levels of spending for our back-office and IT infrastructure.  Transfers from segregated cash (cash obtained from the sale of the directories publishing segment to be used to repay long-term debt) amounted to $271.5 million in the first half of 2008.

Cash used in financing activities was $180.9 million and $28.3 million for the six months ended June 30, 2008 and 2007, respectively.  All financing activities related to borrowing activity.  In January 2008, we repaid $261.0 million of debt with the remaining proceeds from the sale of the directories publishing segment including $211.0 million of Tranche C term debt and $50.0 million on our revolving credit facility.  In March 2008, we borrowed nearly all the remaining available principal amount under our revolving credit facility thereby increasing the total amount drawn under our revolver to $89.8 million and a $0.1 million letter of credit balance at the end of the second quarter.  We drew the remaining available balance on our revolving credit facility in response to uncertain conditions in financial markets.

Outstanding Debt and Financing Arrangements

As of June 30, 2008, we had outstanding $1,074.5 million in aggregate indebtedness.

Our credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants consisting of a leverage ratio and a maximum level of capital expenditures.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and certain transition related expenses will depend on our ability to generate cash in the future.  This ability, to a certain extent, is subject to general economic, competitive, regulatory and other factors that are beyond our control.  We cannot provide assurance that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, our cost structure may be higher than currently anticipated.  We may need to refinance all or a portion of our indebtedness on or before maturity.  We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Contractual Obligations

During the six months ended June 30, 2008, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2007 in our Form 10-K with the exception of the balance on our revolving credit facility, which is now $89.8 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, our floating rate obligations consisted of $89.8 million of debt outstanding under our revolving credit facility, $484.7 million of debt outstanding under our Tranche C term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at June 30, 2008 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $0.9 million if not otherwise impacted by the interest rate swap agreements described below.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations.  The variable-rate debt exposes us to variability in interest payments due to changes in interest rates.  Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings.

To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, we maintain interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt on our term loan facilities and notes.  The interest rate swap agreements have a cumulative notional amount that ranges from $430.2 million at June 30, 2008 to a balance of $202.4 million at maturity on December 31, 2010.  The fixed rate is 4.36% from December 31, 2006 to December 31, 2010.  The interest rate swaps effectively change the variable-rate cash flow exposure on our debt obligations (up to the cumulative notional amount of the swap agreements) to fixed cash flows.  Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments.  We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes.  The fair value of the swap amounted to a liability of $6.6 million as of June 30, 2008.  Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2008 (the “Evaluation Date”). Based upon that evaluation the Chief Executive Officer and Chief Financial Officer conclude that, as of the Evaluation Date, our disclosure controls and procedures were not effective as a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in the Company’s internal control over financial reporting continue to exist as of the Evaluation Date:

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

Changes in Internal Control over Financial Reporting

The following change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was made during the fiscal quarter to which this report relates that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described in Note 17, in preparing its condensed consolidated financial statements for the quarter ended June 30, 2008, the Company’s management determined that interest expense on certain debt obligations that were required to be repaid using proceeds from the sale of the Directories Publishing segment was previously reported as interest expense within continuing operations in error, and should have been reported as part of discontinued operations for the three and six month periods ended June 30, 2007.  As a result, certain interest expense amounts in the condensed consolidated statements of operations have been restated from loss from continuing operations to income from discontinued operations for such periods.

Based on management’s evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls for the period covered by this report, management concluded that this error resulted from a material weakness in the design of the Company’s interim GAAP review process.  Specifically, the  Company  did  not  maintain  effective  policies  and procedures  that were designed at a sufficient level of precision to  ensure  that the  accurate  reporting  relating  to  significant non-routine transactions, such as discontinued operations, is identified and  appropriately  considered in the preparation of the Company’s  interim financial  statements.

In response to the restatement and to remediate the related internal control deficiency, during the second quarter of 2008, management implemented a process to utilize supplemental GAAP/disclosure checklists for non-routine transactions at each reporting period as well as implementing an enhanced level of management reviews.  Management believes that these actions have remediated the control weakness in the design of the Company’s interim GAAP review process as of the Evaluation Date.

There has been no other change in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HAWAIIAN TELCOM COMMUNICATIONS, INC.

August 13, 2008	/s/ Eric K. Yeaman
Eric K. Yeaman Chief Executive Officer

August 13, 2008	/s/ Robert F. Reich
Robert F. Reich Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Amendment Number Eleven effective as of May 22, 2008 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on May 29, 2008).

10.2

Amendment Number Twelve effective as of July 28, 2008 to Application Services Agreement effective as of February 5, 2007, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Communications, Inc.’s Form 8-K, filed with the SEC on July 31, 2008).

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