Form 10-Q/A
period 2007-09-30
Hawaiian Telcom Communications, Inc.
filed 2008-09-03
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Hawaiian Telcom Communications, Inc. is filing this Form 10-Q/A Amendment No. 1 (the “Form 10-Q/A”) to amend Items 1, 2 and 4 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007, to restate interest expense on certain debt obligations that were required to be repaid using proceeds from the sale of the Directories Publishing segment in November 2007 from continuing operations to discontinued operations for the three and nine month periods ended September 30, 2007 and 2006, and to restate the current and non-current portions of the related debt.  See Note 16 to the Unaudited Condensed Consolidated Financial Statements for further information.

All of the information in this Form 10-Q/A is as of November 14, 2007, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 16 to the Unaudited Condensed Consolidated Financial Statements appearing in this Form 10-Q/A.  For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q as amended herein, in its entirety.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	As Restated	As Restated	As Restated	As Restated
	- see Note 16	- see Note 16	- see Note 16	- see Note 16

Operating revenues	$120,408	$124,701	$367,275	$378,492

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	48,274	54,297	140,279	170,086
Selling, general and administrative	39,031	45,742	124,301	131,101
Settlement with BearingPoint	—	—	(45,681)	—
Depreciation and amortization	38,804	46,347	118,561	127,594

Total operating expenses	126,109	146,386	337,460	428,781

Operating income (loss)	(5,701)	(21,685)	29,815	(50,289)

Other income (expense):
Interest expense	(20,912)	(20,760)	(62,017)	(59,634)
Loss on early extinguishment of debt	—	—	(7,780)	—
Other income and expense, net	81	112	365	324

Total other expense	(20,831)	(20,648)	(69,432)	(59,310)

Loss from continuing operations before provision for income taxes	(26,532)	(42,333)	(39,617)	(109,599)

Provision for income taxes	700	300	2,400	1,543

Loss from continuing operations	(27,232)	(42,633)	(42,017)	(111,142)

Income (loss) from discontinued operations, net of tax	(2,299)	(1,301)	49,434	(3,613)

Net income (loss)	$(29,531)	$(43,934)	$7,417	$(114,755)

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share and share information)

	September 30, 2007	December 31, 2006
	As Restated -
	see Note 16
Assets

Current assets
Cash and cash equivalents	$11,149	$4,752
Receivables, net	66,350	100,370
Material and supplies	7,789	9,915
Prepaid expenses	7,783	4,894
Assets held for sale	186,504	—
Deferred income taxes	50,000	—
Other current assets	6,639	7,690
Total current assets	336,214	127,621
Property, plant and equipment, net	792,692	818,172
Deferred financing and other assets	32,674	46,372
Intangible assets, net	503,325	583,220
Goodwill	—	136,779

Total assets	$1,664,905	$1,712,164

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$37,494	$91,690
Accrued expenses	39,804	23,941
Advance billings and customer deposits	15,512	15,540
Current maturities of long-term debt	425,150	26,500
Liabilities associated with assets held for sale	3,538	—
Other current liabilities	5,577	3,764
Total current liabilities	527,075	161,435
Long-term debt	967,700	1,380,500
Deferred income taxes	6,100	10,300
Employee benefit obligations	54,791	50,874
Other liabilities	7,710	7,016
Total liabilities	1,563,376	1,610,125

Commitments and contingencies (Note 13)

Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	—	—
Additional paid-in capital	428,412	428,118
Accumulated other comprehensive income	3,415	11,636
Accumulated deficit	(330,298)	(337,715)
Total stockholder’s equity	101,529	102,039

Total liabilities and stockholder’s equity	$1,664,905	$1,712,164

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

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, that are included in the Company’s annual report on Form 10-K.

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

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $3.9 million at September 30, 2007 for additions to property and equipment.  No such amounts were included in accounts payable at September 30, 2006.

Interest Expense Allocation

Interest expense has been allocated to discontinued operations based on the amount of debt required to be repaid as a result of the anticipated sale of the directories publishing segment in November 2007.

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

The following table summarizes the results of the discontinued operations which were reclassified from continuing operations for the three and nine months ended September 30, 2007 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating revenues	$16,488	$16,952	$50,403	$49,354
Operating expenses, includes amortization of $0 and $2,571 for the three and nine months ended September 30, 2007 and $2,191 and $6,573 for the three and nine months ended September 30, 2006	9,601	8,271	30,213	23,711
Income from operations of discontinued segment	6,887	8,681	20,190	25,643
Interest expense	9,186	9,082	27,356	26,556
Loss from discontinued segment before provision (benefit) for income taxes	(2,299)	(401)	(7,166)	(913)
Provision (benefit) for income taxes	—	900	(56,600)	2,700

Income (loss) from discontinued operations	$(2,299)	$(1,301)	$49,434	$(3,613)

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

7.     Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest
	Rate at
	September 30,	Final	September 30,	December 31,
	2007	Maturity	2007	2006

Notes payable to banks, revolving credit facility	7.60%	April 30, 2012	$35,000	$160,000
Notes payable to banks, Tranche C term loan	7.45%	April 30, 2012	857,850	—
Notes payable to banks, Tranche A term loan	NA	NA	—	300,000
Notes payable to banks, Tranche B term loan	NA	NA	—	447,000
Senior floating rate notes	10.86%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000
			1,392,850	1,407,000
Current portion			425,150	26,500

			$967,700	$1,380,500

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

Maturities

The annual requirements for principal payments on long-term debt including the amended bank credit agreement as of September 30, 2007 are as follows (dollars in thousands):

Year ended December 31,
2007 (balance of year)	$2,150
2008	423,000
2009	—
2010	—
2011	—
Thereafter	967,700

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

The Company accrues the costs, as determined by an actuary, of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs (income) for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

Pension

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$1,924	$3,011	$7,392	$9,147
Interest cost	2,700	2,810	8,830	8,462
Expected asset return	(3,741)	(4,000)	(11,778)	(12,029)
Net periodic benefit cost	883	1,821	4,444	5,580
Termination benefit cost	(50)	—	1,810	—
Settlement gain	—	—	(876)	—
Curtailment gain	—	—	(1,378)	—

Total benefit cost	$833	$1,821	$4,000	$5,580

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$398	$500	$1,194	$1,500
Interest cost	548	482	1,644	1,446

Net periodic benefit cost	$946	$982	$2,838	$2,946

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

10.  Income Taxes

The provision (benefit) for income taxes differs from the amounts determined by applying the statutory federal income tax rate of approximately 35% to loss from continuing operations before provision (benefit) for income taxes for the following reasons (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Benefit at federal rate	$(9,286)	$(14,817)	$(13,866)	$(38,360)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,061)	(1,693)	(1,585)	(4,384)
Valuation allowance	11,047	16,810	17,851	44,287

Provision (benefit) for income taxes	$700	$300	$2,400	$1,543

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

14. Related Party Transactions

In 2005, the Company entered into a management consulting agreement with The Carlyle Group (the “Sponsor”). The agreement allows the Company access to the Sponsor’s expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Under the agreement, the Company incurred advisory fees of $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively.  The costs incurred in 2006 were the same as those incurred in 2007.

15.  Segment Information

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

The following tables provide operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Other	Elimination	Total
For the three months ended and as of September 30, 2007
Operating revenues	$117,785	$3,018	$(395)	$120,408
Depreciation and amortization	38,804	—	—	38,804
Loss from continuing operations	(25,035)	(1,802)	(395)	(27,232)
Assets	$1,476,789	$1,612	$—	$1,478,401

For the nine months ended September 30, 2007
Operating revenues	$359,856	$8,415	$(996)	$367,275
Depreciation and amortization	118,561	—	—	118,561
Loss from continuing operations	(35,505)	(5,516)	(996)	(42,017)
Capital expenditures	69,950	—	—	69,950

Assets as of December 31, 2006	$1,530,702	$1,170	$—	$1,531,872

For the three months ended September 30, 2006
Operating revenues	$123,010	$1,948	$(257)	$124,701
Depreciation and amortization	46,347	—	—	46,347
Loss from continuing operations	(40,691)	(1,685)	(257)	(42,633)

For the nine months ended September 30, 2006
Operating revenues	$373,556	$5,698	$(762)	$378,492
Depreciation and amortization	127,594	—	—	127,594
Loss from continuing operations	(104,756)	(5,624)	(762)	(111,142)
Capital expenditures	83,976	—	—	83,976

The following reconciles segment assets to total reported assets as of September 30, 2007 and December 31, 2006 (dollars in thousands).

	September 30,	December 31,
	2007	2006

Segment assets	$1,478,401	$1,531,872
Assets held for sale (publishing assets)	186,504	180,292

Total assets	$1,664,905	$1,712,164

16.  Restatement

The Company’s management has determined that interest expense on certain debt obligations that were required to be repaid using proceeds from the sale of the Directories Publishing segment in November 2007, was previously reported as interest expense within continuing operations in error, and should have been reported as part of discontinued operations for the three and nine month periods ended September 30, 2007 and September 30, 2006. In addition, the related debt required to be repaid was previously reported as a non-current obligation as of September 30, 2007 and should have been reported as a current obligation.  As a result, certain interest expense amounts in the condensed consolidated statements of operations have been restated from loss from continuing operations to income (loss) from discontinued operations for such periods and certain debt has been restated in the condensed consolidated balance sheet as of September 30, 2007 from non-current obligations to current as presented below. The errors had no impact on the Company’s previously reported condensed consolidated statements of cash flows, condensed consolidated statements of changes in stockholder’s equity or the line items operating income (loss) and net income (loss) within the condensed consolidated statements of operations presented in this Form 10-Q/A.

	As Previously
	Repoted	Adjustments	As Restated

Condensed Consolidated Statements of Operations (dollars in thousands)

Three months ended September 30, 2007:
Interest expense	$(30,098)	$9,186	$(20,912)
Total other expense	(30,017)	9,186	(20,831)
Loss from continuing operations before provision (benefit) for income tax	(35,718)	9,186	(26,532)
Provision (benefit) for income taxes	(2,000)	2,700	700
Loss from continuing operations	(33,718)	6,486	(27,232)
Income (loss) from discontinued operations, net of tax	4,187	(6,486)	(2,299)

Nine months ended September 30, 2007:
Interest expense	$(89,373)	$27,356	$(62,017)
Total other expense	(96,788)	27,356	(69,432)
Loss from continuing operations before provision (benefit) for income tax	(66,973)	27,356	(39,617)
Provision (benefit) for income taxes	(5,500)	7,900	2,400
Loss from continuing operations	(61,473)	19,456	(42,017)
Income (loss) from discontinued operations, net of tax	68,890	(19,456)	49,434

Three months ended September 30, 2006:
Interest expense	$(29,842)	$9,082	$(20,760)
Total other expense	(29,730)	9,082	(20,648)
Loss from continuing operations before provision (benefit) for income tax	(51,415)	9,082	(42,333)
Loss from continuing operations	(51,715)	9,082	(42,633)
Income (loss) from discontinued operations, net of tax	7,781	(9,082)	(1,301)

Nine months ended September 30, 2006:
Interest expense	$(86,190)	$26,556	$(59,634)
Total other expense	(85,866)	26,556	(59,310)
Loss from continuing operations before provision (benefit) for income tax	(136,155)	26,556	(109,599)
Loss from continuing operations	(137,698)	26,556	(111,142)
Income (loss) from discontinued operations, net of tax	22,943	(26,556)	(3,613)

	As Previously
	Repoted	Adjustments	As Restated

Condensed Consolidated Balance Sheet (dollars in thousands)

As of September 30, 2007:
Current maturities of long-term debt	$8,600	$416,550	$425,150
Total current liabilities	110,525	416,550	527,075
Long-term debt	1,384,250	(416,550)	967,700

In its initial filing of this Form 10-Q the Company restated the following item with previous disclosure in a reclassification footnote.  The Company’s management also determined that certain expenses previously reported in selling, general and administrative for the three and nine month periods ended September 30, 2006 should have been reported as cost of services and sales in the condensed consolidated statements of operations and, accordingly, the Company restated $2.0 million and $5.7 million of such expenses in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006, respectively, in the third quarter Form 10-Q for 2007.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The financial information within the following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatement as more fully described in Note 16 to the Unaudited Condensed Consolidated Financial Statements included in Item 1, Part I of this Form 10-Q/A.

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

Volume Information

September 2007 compared to September 2006

	September 30,	September 30,	Change
	2007	2006	Number	Percentage

Switched access lines	338,482	380,379	(41,897)	-11.0%
Residential	228,906	229,136	(230)	-0.1%
Business	5,609	5,768	(159)	-2.8%
Public	572,997	615,283	(42,286)	-6.9%

High-Speed Internet lines	75,373	76,250	(877)	-1.2%
Residential	15,866	16,064	(198)	-1.2%
Business	1,567	1,810	(243)	-13.4%
Wholesale	92,806	94,124	(1,318)	-1.4%

Long distance lines	182,915	199,571	(16,656)	-8.3%
Residential	85,008	83,682	1,326	1.6%
Business	267,923	283,253	(15,330)	-5.4%

September 2007 compared to June 2007

	September 30,	June 30,	Change
	2007	2007	Number	Percentage

Switched access lines	338,482	345,556	(7,074)	-2.0%
Residential	228,906	229,716	(810)	-0.4%
Business	5,609	5,649	(40)	-0.7%
Public	572,997	580,921	(7,924)	-1.4%

High-Speed Internet lines	75,373	73,891	1,482	2.0%
Residential	15,866	16,162	(296)	-1.8%
Business	1,567	1,590	(23)	-1.4%
Wholesale	92,806	91,643	1,163	1.3%

Long distance lines	182,915	184,758	(1,843)	-1.0%
Residential	85,008	85,430	(422)	-0.5%
Business	267,923	270,188	(2,265)	-0.8%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended September 30,		Change
	2007	2006	Amount	Percentage

Wireline Services
Local services	$52,172	$56,534	$(4,362)	-7.7%
Network access services	34,908	36,609	(1,701)	-4.6%
Long distance services	10,205	9,198	1,007	10.9%
High-Speed Internet and other Internet	8,741	10,193	(1,452)	-14.2%
Other services and sales	11,759	10,476	1,283	12.2%
	117,785	123,010	(5,225)	-4.2%
Other	2,623	1,691	932	55.1%

	$120,408	$124,701	$(4,293)	-3.4%

For Nine Months

	Nine Months Ended September 30,		Change
	2007	2006	Amount	Percentage

Wireline Services
Local services	$158,735	$170,631	$(11,896)	-7.0%
Network access services	110,632	114,428	(3,796)	-3.3%
Long distance services	28,490	29,870	(1,380)	-4.6%
High-Speed Internet and other Internet	26,525	29,953	(3,428)	-11.4%
Other services and sales	35,474	28,674	6,800	23.7%
	359,856	373,556	(13,700)	-3.7%
Other	7,419	4,936	2,483	50.3%

	$367,275	$378,492	$(11,217)	-3.0%

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

We had previously engaged BearingPoint to build and operate an information technology solution environment including software applications and systems and hardware that we use in our business. Effective February 6, 2007, we entered into an agreement with BearingPoint to settle disputes and transition work to a third party resulting in a gain on settlement of $45.7 million. The settlement gain was net of a charge for $18.6 million representing the write-down of certain software costs for the estimated additional costs to remediate deficiencies in certain systems that had been developed by BearingPoint.

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

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense increased by $0.2 million, or 0.7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  Interest expense increased by $2.4 million, or 4.0%, for the nine months ended September 30, 2007 compared to the same period in the prior year.  The increase was primarily because of higher interest rates.

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

Discontinued Operations

Income or loss from discontinued operations is attributable to our directories publishing business.  On April 29, 2007, we entered into an agreement to sell our directories publishing segment for $435.0 million.

Loss from discontinued operations amounted to $2.3 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively.  Income from discontinued operations amounted to $49.4 million and loss from discontinued operations amounted to $3.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Income from operations of discontinued segment decreased by $1.8 million for the three months ended September 30, 2007 compared to the same period in the prior year. Income from operations of discontinued segment decreased by $5.5 million for the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006.  The decrease was caused primarily by higher fees incurred to L.M. Berry offset by a reduction in our own publishing costs.  Our agreement with L.M. Berry provides for them to receive a percentage of revenue for their services for sales, publishing, printing and distribution of our directories published beginning in 2006.

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

The Tranche C term loan has an original principal amount of $860.0 million.  The Tranche C term loan will mature on April 30, 2012 and amortizes with quarterly principal payments amounting to $2.1 million per quarter with the balance due at maturity.  The maturity will be June 1, 2014 if we are able to obtain approval of the Hawaii Public Utilities Commission to extend certain guaranty agreements through that date.  The facility provides for a one percent prepayment premium for certain refinancing transactions through June 1, 2008 and no premium thereafter.  The obligations under the bank credit facilities are guaranteed by Holdco and each subsidiary with certain exceptions. In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

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

Contractual Obligations

During the nine months ended September 30, 2007, the Company’s future contractual obligations have changed from the amounts disclosed as of December 31, 2006 in our Form 10-K.  The following table sets forth our long-term debt and contractual obligations for the next several years (dollars in thousands):

	2007					2012 and
	(Fourth Quarter)	2008	2009	2010	2011	Thereafter	Total

Debt(1):
Revolving credit facility (2)	$—	$—	$—	$—	$—	$35,000	$35,000
Term loan facility, Tranche C	2,150	423,000	—	—	—	432,700	857,850
Senior notes	—	—	—	—	—	500,000	500,000
Total debt	2,150	423,000	—	—	—	967,700	1,392,850
Operating leases	817	2,673	2,501	2,368	2,005	7,509	17,873
Supplier contracts (3)	13,967	22,964	6,130	6,130	1,859	—	51,050

Total	$16,934	$448,637	$8,631	$8,498	$3,864	$975,209	$1,461,773

(1)

Interest commitments on debt amount to approximately $30,277 for the remainder of 2007, $89,436 per year for years 2008 to 2011, $121,852 cumulative for years 2012 and thereafter, and $509,874 in the aggregate. The interest commitment was estimated based on the fixed rate where applicable or, for floating rate debt, it was based on the rate in effect at September 30, 2007.

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

Item 4.  Controls and Procedures

Restatement of Previously Issued Condensed Consolidated Financial Statements

As described in Note 16, the Company’s management determined that interest expense on certain debt obligations that were required to be repaid using proceeds from the sale of the Directories Publishing segment was previously reported as interest expense within continuing operations in error, and should have been reported as part of discontinued operations for the three and nine month periods ended September 30, 2007 and 2006.  In addition, the related debt required to be repaid was previously reported as a non-current obligation as of September 30, 2007 and should have been reported as a current obligation.  As a result, certain interest expense amounts in the condensed consolidated statements of operations have been restated from loss from continuing operations to income or loss from discontinued operations for such periods and certain debt has been restated in the condensed consolidated balance sheet as of September 30, 2007 from non-current obligations to current.

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2007 (the “Evaluation Date”). Based upon that evaluation the Chief Executive Officer and Chief Financial Officer conclude that, as of the Evaluation Date, our disclosure controls and procedures were not effective as a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the original filing of our Form 10-Q for the period ended September 30, 2007, we previously disclosed a material weakness in internal control over financial reporting.  The material weakness relates to significant weaknesses in several information technology systems and change management controls, as well as operating processes and controls needed to fully record, process, summarize and report financial data.  These systems deficiencies include (but are not limited to) the following:

•                  Billing and revenue assurance,

•                  Fixed assets and project costing,

•                  Order accuracy and system processing,

•                  Procurement and inventory valuation, and

•                  Tax and surcharge accuracy.

The Company began processing transactions utilizing newly implemented operating, financial and administrative information technology systems during 2006. BearingPoint built or converted our back-office and IT infrastructure necessary to replace systems previously provided by Verizon but not all of these systems were functioning, or functioning in an acceptable manner for our business. As of September 30, 2007 we were still in the process of adjusting the functionality of all these systems and making modifications and enhancements to internal control processes associated with these systems. In February 2007, we engaged the services of Accenture to assist us in improving the functionality of the newly implemented systems.  As of Septmeber 30, 2007 the Company was continuing to adapt to new processes, procedures and controls associated with these new systems.

To help remediate deficiencies in these areas, we engaged the services of Accenture as a strategic partner with specific expertise in information technology process and system remediation efforts. In addition, we formed a stabilization project team to perform an assessment of our control environment. These continuing activities are intended to facilitate improvement in the design and operation of our internal controls.

In connection with the restatement described above, and based on management’s re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls for the period covered by this report, management identified an additional material weakness in the design of the Company’s interim GAAP review process, which caused the errors described in Note 16.  Specifically, the Company did not maintain effective policies and procedures that were designed at a sufficient level of precision to ensure that the accurate reporting relating to significant non-routine transactions, such as discontinued operations, is identified and appropriately considered in the preparation of the Company’s interim financial statements.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Future Remediation Efforts

In response to the restatement described above, and to remediate the related material weakness, during the second quarter of 2008 management implemented a process to utilize supplemental GAAP/disclosure checklists for non-routine transactions at each reporting period as well as implementing an enhanced level of management reviews.  Management believes that these actions have remediated the control weakness in the design of the Company’s interim GAAP review process as of June 30, 2008.

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

HAWAIIAN TELCOM COMMUNICATIONS, INC.

August 29, 2008	/s/ Eric K. Yeaman
Eric K. Yeaman
Chief Executive Officer

August 29, 2008	/s/ Robert F. Reich
Robert F. Reich
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.