Form 10-Q
period 2008-09-30
Hawaiian Telcom Communications, Inc.
filed 2008-11-14
CIK 1349120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated Filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of November 14, 2008: 1,000

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues	$112,285	$120,408	$339,973	$367,275

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	42,856	48,274	129,018	140,279
Selling, general and administrative	42,520	39,031	127,399	124,301
Settlement with BearingPoint	—	—	—	(45,681)
Restructuring	1,138	—	1,138	—
Depreciation and amortization	39,429	38,804	118,111	118,561

Total operating expenses	125,943	126,109	375,666	337,460

Operating income (loss)	(13,658)	(5,701)	(35,693)	29,815

Other income (expense):
Interest expense	(22,502)	(20,912)	(68,173)	(62,017)
Loss on early extinguishment of debt	—	—	(3,456)	(7,780)
Gain (loss) on interest rate swap	174	—	(393)	—
Interest income and other	331	81	1,424	365

Total other expense	(21,997)	(20,831)	(70,598)	(69,432)

Loss from continuing operations before provision (credit) for income taxes	(35,655)	(26,532)	(106,291)	(39,617)

Provision (credit) for income taxes	(956)	700	(956)	2,400

Loss from continuing operations	(34,699)	(27,232)	(105,335)	(42,017)

Income (loss) from discontinued operations, net of tax	—	(2,299)	—	49,434

Net income (loss)	$(34,699)	$(29,531)	$(105,335)	$7,417

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share and share information)

	September 30,	December 31,
	2008	2007

Assets

Current assets
Cash and cash equivalents	$77,749	$8,772
Segregated cash	—	271,464
Receivables, net	57,766	65,392
Material and supplies	6,620	6,600
Prepaid expenses	5,673	3,343
Other current assets	5,697	4,890
Total current assets	153,505	360,461
Property, plant and equipment, net	756,346	794,051
Deferred financing and other assets	19,933	25,891
Intangible assets, net	422,807	457,437

Total assets	$1,352,591	$1,637,840

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$39,639	$54,099
Accrued expenses	40,178	27,396
Income taxes payable	—	1,150
Advance billings and customer deposits	16,485	15,496
Current maturities of long-term debt	—	263,000
Other current liabilities	6,494	16,648
Total current liabilities	102,796	377,789
Long-term debt	1,074,500	989,700
Employee benefit obligations	79,403	57,176
Other liabilities	12,597	11,695
Total liabilities	1,269,296	1,436,360

Commitments and contingencies (Note 15)

Stockholder’s equity
Common stock, par value of $0.01 per share, 1,000 shares authorized and issued	—	—
Additional paid-in capital	429,037	428,565
Accumulated other comprehensive loss	(20,018)	(6,696)
Accumulated deficit	(325,724)	(220,389)
Total stockholder’s equity	83,295	201,480

Total liabilities and stockholder’s equity	$1,352,591	$1,637,840

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(105,335)	$7,417
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	118,111	121,132
Deferred income taxes, net	—	(54,200)
Employee retirement benefits	10,981	3,917
Provision for uncollectibles	7,034	8,472
Write-down of software costs	—	18,593
Loss on early extinguishment of debt	3,456	7,780
Loss on interest rate swap	393	—
Changes in operating assets and liabilities:
Receivables	592	15,609
Material and supplies	(20)	2,126
Prepaid expenses and other current assets	(3,137)	(2,090)
Accounts payable and accrued expenses	10,456	(38,722)
Income taxes payable	(1,150)	—
Advance billings and customer deposits	989	(16)
Other current liabilities	(8,845)	1,815
Other, net	2,647	5,012
Net cash provided by operating activities	36,172	96,845

Cash flows from investing activities:
Capital expenditures	(58,984)	(69,950)
Transfer of segregated cash	271,464	—
Proceeds on sale of investments	1,200	—
Net cash provided by (used in) investing activities	213,680	(69,950)

Cash flows from financing activities:
Proceeds from issuance of debt	86,800	947,000
Payment of settlement on swap	(2,675)	—
Repayment of debt	(265,000)	(961,150)
Debt issuance costs	—	(6,348)
Net cash used in financing activities	(180,875)	(20,498)

Net change in cash and cash equivalents	68,977	6,397
Cash and cash equivalents, beginning of period	8,772	4,752

Cash and cash equivalents, end of period	$77,749	$11,149

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$53,745	$73,241
Income taxes paid	1,150	1,350

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited, dollars in thousands except share information)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, January 1, 2008	1,000	$—	$428,565	$(6,696)	$(220,389)	$201,480

Stock based compensation	—	—	472	—	—	472

Net loss	—	—	—	—	(105,335)	(105,335)
Other comprehensive income (loss)
Loss on cash flow hedging derivatives	—	—	—	(2,059)	—	(2,059)
Pension loss	—	—	—	(11,246)	—	(11,246)
Unrealized loss on investments	—	—	—	(17)	—	(17)

Balance, September 30, 2008	1,000	$—	$429,037	$(20,018)	$(325,724)	$83,295

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of Business

Business Description

Hawaiian Telcom Communications, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii with an integrated telecommunications network servicing approximately 524,000 switched access lines as of September 30, 2008.  The Company also served approximately 253,000 long distance lines and 95,000 High-Speed Internet (HSI) connections as of that date.

Organization

The Company has two direct subsidiaries – Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.  Hawaiian Telcom, Inc. operates the regulated local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses.

2.     Capital Restructuring

In the third quarter of 2008, the Company began the process of a capital restructuring.  The Company’s current debt structure includes $574.5 million in secured bank debt and $500.0 million in unsecured senior notes (see Note 9).  The Company is in the process of attempting to exchange certain issues of the debt for equity.  There is no assurance that these efforts will be successful.

In conjunction with the restructuring and in an effort to conserve cash, the Company chose not to make the interest payments due on November 1, 2008 and payable on November 3, 2008 with respect to its senior floating rate notes due 2013, its 9.75% senior fixed rate notes due 2013 and its 12.5% senior subordinated notes due 2015.  Instead, the Company intends to utilize the 30-day grace period applicable to the missed interest payments to continue balance sheet restructuring discussions with its creditors including holders of these notes.  The aggregate amount of these interest payments is $25.6 million.  There is no assurance that the Company will make the interest payments during the grace period or otherwise reach an agreement with creditors on any such restructuring.  If this matter is not resolved before December 1, 2008, the notes and the bank debt may become immediately due and payable and the Company may need to seek to modify the terms of its debt through court reorganization proceedings to allow the Company, among other things, to reorganize its capital structure and restructure its business.

Failure to make the interest payments within the 30-day grace period would constitute an event of default under the indentures governing the notes that would permit the indenture trustee or holders of 25% or more of any class of notes to accelerate the maturity of such notes and cause them to be immediately due and payable. In addition, such failure would constitute an event of default under the Company’s credit facility that would permit the administrative agent or lenders holding in excess of 50% of the indebtedness outstanding under the credit facility to accelerate the maturity of the indebtedness outstanding.

The Company has operated as a stand-alone service provider since the acquisition of the Company from Verizon Communications, Inc. on May 2, 2005.  The current competitive and regulatory environment has not allowed the Company to obtain performance levels projected at the time of the acquisition.  With the appointment of a new senior management team in 2008 and development of a comprehensive revised strategic plan, the Company has concluded it has too much debt relative to the Company’s operating performance.  The Company does not believe it will be able to service its current debt level through maturity or to refinance that debt when it matures.  Hence, the Company has embarked on a restructuring of its balance sheet coupled with certain operational changes to reduce the debt-service requirements and improve free cash flow.

The Company has incurred expenses amounting to $1.1 million in the third quarter of 2008 related to the restructuring.  All of the costs were incurred for professional fees for restructuring advisors.

3.     Going Concern

The Company chose not to make the interest payments on its $500.0 million senior notes due on November 1, 2008 and is operating under a 30-day grace period ending December 1, 2008.  If this matter is not resolved before December 1, 2008, the notes as well as the Company’s bank debt may become immediately due and payable (see Note 2).

The Company is in the process of finalizing its revised strategic plan which focuses on the introduction of new products, simplifying existing product offerings, improving the customer service experience, leveraging network infrastructure, improving processes and systems and rebuilding customer confidence in the Company.  The Company may also pursue other product development opportunities, cost reduction initiatives, asset rationalization, capital raising opportunities and debt reduction options in the revised strategic plan to improve cash flow and liquidity.  There can be no assurance that these initiatives will be successful.

The Company’s continuance as a going concern is dependent on the success of the efforts to negotiate a satisfactory balance sheet restructuring with its creditors and to complete other operational and balance sheet related improvements.  In the event that a balance sheet restructuring is not consummated, assets may not be realized and liabilities may not be discharged at their carrying amounts, and the difference from the carrying amounts reported in these financial statements could be material.

The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

4.     Basis of Presentation

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

The Subsidiary and Parent Guarantors

Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. guarantee the Company’s senior notes and notes payable to banks (which are obligations under the Company’s credit facility).  Financial statements of the subsidiary guarantors have not been presented as Hawaiian Telcom Communications, Inc. has no independent assets or operations.  The guarantees are full and unconditional and joint and several, and the assets of Hawaiian Telcom Insurance Company, Incorporated, which are excluded from the guarantee, are not significant.  Hawaiian Telcom Insurance Company, Incorporated is a captive insurance subsidiary of Hawaiian Telcom, Inc. and, until December 31, 2003, provided auto liability, general liability and worker’s compensation insurance to its parent.  The captive subsidiary continues to settle claims related to incidents which occurred prior to January 1, 2004.  The Company insures current incidents with external carriers.

Hawaiian Telcom Holdco, Inc. (Holdco), the Company’s parent, also is a guarantor for the Company’s notes payable to banks.  Financial statements of Holdco have not been presented as it has no independent assets, liabilities or operations and the guarantees are full and unconditional and joint and several.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at September 30, 2008 are held in one short-term U.S. Treasury money market account.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $0.6 million and $3.9 million at September 30, 2008 and 2007, respectively, for additions to property, plant and equipment.

Segregated Cash

At December 31, 2007, the Company presented segregated cash which represented cash proceeds from the sale of its directories publishing segment as such funds were required to be used to repay long term debt based on a requirement by the Hawaii Public Utilities Commission (HPUC) and the terms of the Company’s bank debt agreement.  As such repayments had been made by September 30, 2008 there is no segregated cash at that date.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and HPUC fees.  Such taxes and fees amounted to $1.5 million and $4.9 million for the three and nine months ended September 30, 2008, respectively, and $2.3 million and $7.1 million for the three and nine months ended September 30, 2007, respectively.

Earnings per Share

Because the Company has only one shareholder, Holdco, and has no common stock trading in a public market, information on earnings (loss) per share is not meaningful and has not been presented.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” the Company accounts for stock-based compensation at fair value using the prospective method for all new awards granted, modified or settled after January 1, 2006.  The following table summarizes the effect on net income (loss) for the three and nine months ended September 30, 2008 and 2007 if the fair value method had been applied to all outstanding options (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss), as reported	$(34,699)	$(29,531)	$(105,335)	$7,417
Add: Stock option related employee compensation expense included in net income (loss)	57	142	472	294
Deduct: Total stock option related employee compensation expense determined under fair value based method for all awards	(79)	(470)	(537)	(1,278)

Pro forma net income (loss)	$(34,721)	$(29,859)	$(105,400)	$6,433

Interest expense allocation

Interest expense has been allocated to discontinued operations based on the amount of debt required to be repaid as a result of the sale of the directories publishing segment in November 2007.  Interest has been allocated for periods prior to the sale.

5.     Recently Issued Accounting Pronouncements

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

6.     Discontinued Operations

On April 29, 2007, the Company entered into an agreement to sell its directories publishing segment to an unrelated entity.  The sale was consummated on November 30, 2007.

The following table summarizes the results of the discontinued operations, which were reclassified from continuing operations, for the three and nine months ended September 30, 2007 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007

Operating revenues	$16,488	$50,403
Operating expenses, includes amortization of $0 and $2,571 for the three and nine months, respectively	9,601	30,213
Income from operations of discontinued segment	6,887	20,190
Interest expense	(9,186)	(27,356)
Loss from discontinued segment before benefit for income taxes	(2,299)	(7,166)
Benefit for income taxes	—	(56,600)

Income (loss) from discontinued operations	$(2,299)	$49,434

The net proceeds from the sale were required by the HPUC and the bank debt agreement to be used to repay debt.

7.     Receivables

Receivables consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Customers and other	$75,416	$89,433
Allowance for doubtful accounts	(17,650)	(24,041)

	$57,766	$65,392

8.     Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Salaries and benefits	$16,251	$16,732
Other taxes	2,453	1,559
Interest	21,474	9,105

	$40,178	$27,396

9.     Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest
	Rate at
	September 30,	Final	September 30,	December 31,
	2008	Maturity	2008	2007

Notes payable to banks, revolving credit facility	5.52%	April 30, 2012	$89,800	$57,000
Notes payable to banks, Tranche C term loan	5.30%	June 1, 2014	484,700	695,700
Senior floating rate notes	8.49%	May 1, 2013	150,000	150,000
Senior fixed rate notes	9.75%	May 1, 2013	200,000	200,000
Senior subordinated notes	12.50%	May 1, 2015	150,000	150,000
			1,074,500	1,252,700
Current portion			—	263,000

			$1,074,500	$989,700

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

The Company chose not to make the interest payments on its $500.0 million senior notes due on November 1, 2008 and is operating under a 30-day grace period ending December 1, 2008.  Accordingly, the Company’s notes and bank debt are classified as non-current in the condensed consolidated balance sheet at September 30, 2008; however, if this matter is not resolved before December 1, 2008, the notes as well as the Company’s bank debt may become immediately due and payable (see Notes 2 and 3).

Notes Payable to Banks

In January 2008, the Company repaid $211.0 million of the Tranche C debt using the proceeds from the sale of the directories publishing segment.  In addition, the amount of revolver availability decreased from $200.0 million at December 31, 2007 to $90.0 million at September 30, 2008 as more fully described below.  As a result of the repayment of debt and reduction in the availability of the revolving credit facility, the Company expensed deferred financing costs resulting in a loss on early extinguishment of debt of $3.5 million for the nine months ended September 30, 2008.

In January 2008, the Company obtained a permanent reduction in the revolver commitment to $150.0 million.  On June 1, 2008, the revolver availability further declined to the $90.0 million level when a provision in the Company’s credit agreement which permitted it to increase the available commitment to $150.0 million lapsed.  The Hawaii Public Utilities Commission had denied the Company’s request for approval to invoke this provision of the credit agreement.

One of the syndicated lenders is an affiliate of The Carlyle Group, a private equity firm, with an approximately one percent participation in the Tranche C term loan.  The Carlyle Group formed the Company as its sponsor and is deemed an affiliate of the Company.

10.   Derivative Instruments and Hedging Activities

The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations.  The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates.  Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings.  To meet this objective, management maintains interest rate swap agreements to manage fluctuations in cash flows resulting from adverse changes in interest rates on its term loans and notes.  The interest rate swap agreements have a cumulative notional amount that ranges from $414.5 million at September 30, 2008 to a balance of $202.4 million at maturity on December 31, 2010.

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

Because of the capital restructuring efforts which began in the third quarter of 2008, we concluded it is no longer probable but only reasonably possible that we will continue to pay the variable-rate interest specified in our hedge effectiveness documentation.  Hence, for the third quarter of 2008, changes in the value of our hedges are recognized in the condensed consolidated statement of operations.

For the nine months ended September 30, 2008, the Company had a $2.0 million unrealized loss included in other comprehensive income (loss).  For the three and nine months ended September 30, 2007, the Company had a $10.4 million and a $8.2 million unrealized loss, respectively, included in other comprehensive income (loss).  The fair value of the interest rate swaps reflecting a liability of $6.4 million and $6.5 million is included in other current liabilities and other liabilities, as applicable, on the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively.  For the three and nine months ended September 30, 2008, the ineffectiveness related to the change in fair value of the hedges resulted in a gain on the interest rate swap of $0.2 million and in a loss on the interest rate swap $0.4 million, respectively.  The gain and loss are recognized in the condensed consolidated statement of operations.

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

11.  Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees.

The Company accrues the costs of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs (income) for the three months and nine months ended September 30, 2008 and 2007 (dollars in thousands):

Pension

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$1,765	$1,924	$5,803	$7,392
Interest cost	2,655	2,700	8,363	8,830
Expected asset return	(3,030)	(3,741)	(9,550)	(11,778)
Net periodic benefit cost	1,390	883	4,616	4,444
Termination benefit cost (income)	—	(50)	420	1,810
Settlement loss (gain)	4,129	—	4,129	(876)
Curtailment gain	—	—	—	(1,378)

Total benefit cost	$5,519	$833	$9,165	$4,000

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$326	$398	$980	$1,194
Interest cost	577	548	1,731	1,644

Net periodic benefit cost	$903	$946	$2,711	$2,838

During the first quarter of 2008, the Company provided an early retirement benefit to selected employees in conjunction with a planned reduction in the Company’s workforce.  The cost of such benefit amounted to $0.4 million.

During the third quarter of 2008, a significant number of union employees elected to retire and receive lump sum payments requiring recognition as a settlement.  Lump sum distributions paid or to be paid to employees that retired prior to September 30, 2008 amounted to $38.0 million and resulted in a settlement loss of $4.1 million.  With the settlement, the Company remeasured the plan assets and benefit obligations of its union pension plan as of September 30, 2008.  The net change in assets and obligations resulted in an actuarial loss recognized in other comprehensive income (loss) amounting to $11.2 million for the three months ended September 30, 2008.  The union plan assets were measured at fair value at September 30, 2008.  The union plan benefit obligations were computed using a discount rate of 8.0% and a rate of compensation increase of 3.5% to 5.0%.

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

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $0.6 million to its pension plan in 2008.  As of September 30, 2008, the Company had contributed $0.4 million.  The Company presently anticipates contributing the remainder of the amount during the fourth quarter of 2008.

In conjunction with negotiation of a new collective bargaining agreement for the Company’s union employees, the Company amended its union defined benefit pension plan to provide no pension benefits to new union employees hired on or after September 13, 2008.  The Company has also eliminated retiree medical benefits for union employees hired after the same date.  Union employees hired on or after September 13, 2008 will receive an additional matching contribution in the Company’s union 401(k) plan for a total contribution up to 6% of compensation.

12.  Income Taxes

The provision (credit) for income taxes differs from the amounts determined by applying the statutory federal income tax rate of 35% to the loss from continuing operations before provision (credit) for income taxes for the following reasons (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Benefit at federal rate	$(12,479)	$(9,286)	$(37,202)	$(13,866)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(2,117)	(1,061)	(4,943)	(1,585)
Valuation allowance	13,640	11,047	41,189	17,851

Provision (credit) for income taxes	$(956)	$700	$(956)	$2,400

A valuation allowance has been provided at September 30, 2008 and December 31, 2007 for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that the Company generates taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

The Company evaluates its tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109.”  As of September 30, 2008, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2008 or 2007.  All tax years since the Company’s inception in 2004 remain open for both federal and Hawaii state purposes.

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

The Company recognized compensation expense of $0.1 million and $0.5 million during the three and nine months ended September 30, 2008, respectively.  Similarly, the Company recognized compensation expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2007, respectively.

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

14.  Comprehensive Income (Loss)

A summary of components of comprehensive income (loss) is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(34,699)	$(29,531)	$(105,335)	$7,417
Other comprehensive income (loss) -
Gains (losses) on cash flow hedging derivatives	—	(10,450)	(2,059)	(8,225)
Pension loss	(11,246)	—	(11,246)	—
Unrealized gain (loss) on investments	28	26	(17)	4
Other comprehensive income (loss)	(11,218)	(10,424)	(13,322)	(8,221)

Comprehensive loss	$(45,917)	$(39,955)	$(118,657)	$(804)

15.  Commitments and Contingencies

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

Third Party Claims

In the normal course of conducting its business, the Company is involved in various disputes with third parties, including vendors and customers.  The outcome of such disputes is generally uncertain and subject to commercial negotiations.  The Company periodically assesses its liabilities in connection with these matters and records reserves for those matters where it is probable that a loss has been incurred and the loss can be reasonably estimated.  Based on management’s most recent assessment, the Company believes that the risk of loss in excess of liabilities recorded is not material for all outstanding claims and disputes and the ultimate outcome of such matters will not have a material effect on the Company’s results of operations, cash flows or financial position.

Litigation

The Company is involved in litigation arising in the normal course of business.  The outcome of this litigation is not expected to have a material adverse impact on the Company’s condensed consolidated financial statements.

16.  Related Party Transactions

In 2005, the Company entered into a management consulting agreement with The Carlyle Group (the “Sponsor”).  The agreement allows the Company access to the Sponsor’s expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies.  Under the agreement, the Company incurred advisory fees of $0.3 million and $0.8 million for the three and nine months ended September 30, 2008, respectively.  The costs incurred in 2007 were the same as those incurred in 2008.

The Company maintains certain cash balances in a bank that is affiliated with the non-executive Chairman of the Board of the Company.  The Chairman of the Company is also the non-executive Chairman of that bank.

17.       Fair Value Measurements

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

Assets measured at fair value on a recurring basis at September 30, 2008 represent investment securities included in deferred financing and other assets.  Liabilities measured at fair value on a recurring basis consist of derivative liabilities at September 30, 2008 related to the Company’s interest rate swap agreements.  A summary of assets and liabilities is as follows (dollars in thousands):

	Assets	Liabilities
Fair value measurements at September 30, 2008 using:
Quoted prices in active markets for identical assets (Level 1)	$2,186	$—
Significant other observable inputs (Level 2)	—	6,434
Significant unobservable inputs (Level 3)	—	—

	$2,186	$6,434

18.  Segment Information

The Company operates in two reportable segments (Wireline Services and Other) based on how resources are allocated and performance is assessed by the Company’s chief operating decision maker.  The Wireline Services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines.  In addition, the Wireline Services segment provides Internet, long distance services, managed services, customer premise equipment, data solutions, billing and collection, and pay telephone services.  The Company also is currently incurring certain costs related to the development of a video services offering.  The Other segment consists primarily of wireless services.

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Other	Elimination	Total
For the three months ended and as of September 30, 2008
Operating revenues	$110,332	$2,274	$(321)	$112,285
Depreciation and amortization	39,397	32	—	39,429
Loss from continuing operations	(34,189)	(189)	(321)	(34,699)
Assets	1,351,802	789	—	1,352,591

For the nine months ended September 30, 2008
Operating revenues	$333,564	$7,351	$(942)	$339,973
Depreciation and amortization	118,025	86	—	118,111
Loss from continuing operations	(103,523)	(870)	(942)	(105,335)
Capital expenditures	46,849	—	—	46,849

Assets as of December 31, 2007	$1,636,413	$1,427	$—	$1,637,840

For the three months ended September 30, 2007
Operating revenues	$117,785	$3,018	$(395)	$120,408
Depreciation and amortization	38,804	—	—	38,804
Loss from continuing operations	(25,035)	(1,802)	(395)	(27,232)

For the nine months ended September 30, 2007
Operating revenues	$359,856	$8,415	$(996)	$367,275
Depreciation and amortization	118,561	—	—	118,561
Loss from continuing operations	(35,505)	(5,516)	(996)	(42,017)
Capital expenditures	69,950	—	—	69,950

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

•                  our ability to negotiate favorable restructuring terms with our creditors;

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

We do not undertake any responsibility to release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this quarterly report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.

Background

In the following discussion and analysis of financial condition and results of operations, unless the context otherwise requires, “we,” “us” or the “Company” refers, collectively, to Hawaiian Telcom Communications, Inc., wholly-owned by Hawaiian Telcom Holdco, Inc., and its subsidiaries.

Capital Restructuring

In the third quarter of 2008, we began the process of a capital restructuring.  Our current debt structure includes $574.5 million in secured bank debt and $500.0 million in unsecured senior notes.  We are in the process of attempting to exchange certain issues of the debt for equity.

In conjunction with the restructuring and in an effort to conserve cash, we chose not to make the interest payments due on November 1, 2008 and payable on November 3, 2008 with respect to our senior floating rate notes due 2013, our 9.75% senior fixed rate notes due 2013 and our 12.5% senior subordinated notes due 2015.  Instead, we intend to utilize the 30-day grace period applicable to the missed interest payments to continue balance sheet restructuring discussions with our creditors including holders of these notes.  The aggregate amount of these interest payments is $25.6 million.  There is no assurance that we will make the interest payments during the grace period or otherwise reach an agreement with creditors on any such restructuring.  If this matter is not resolved before December 1, 2008, the notes and the bank debt may become immediately due and payable and we may need to seek to modify the terms of our debt through court reorganization proceedings to allow us, among other things, to reorganize our capital structure and restructure our business.

Failure to make the interest payments within the 30-day grace period would constitute an event of default under the indentures governing the notes that would permit the indenture trustee or holders of 25% or more of any class of notes to accelerate the maturity of such notes and cause them to be immediately due and payable. In addition, such failure would constitute an event of default under our credit facility that would permit the administrative agent or lenders holding in excess of 50% of the indebtedness outstanding under the credit facility to accelerate the maturity of the indebtedness outstanding.

The current competitive and regulatory environment has not allowed us to obtain performance levels projected at the time of the acquisition of the Company from Verizon Communications, Inc.  With the appointment of a new senior management team in 2008 and development of a comprehensive revised strategic plan, we concluded we have too much debt relative to our operating performance.  We do not believe we will be able to service our current debt level through maturity or to refinance that debt when it matures.  Hence, we have embarked on a restructuring of our balance sheet coupled with certain operational changes described below to reduce the debt-service requirements and improve free cash flow.

Operational Matters

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

Our original strategic plan was designed to focus on opportunities to leverage our incumbent market position, enhance the penetration of certain underperforming products, introduce new products, services and bundles tailored to the specific needs of the local market, and reposition the Company as a locally branded, managed and operated full service telecommunications provider.  We believe this was necessary to offset the reducing demand for certain legacy products and to effectively match product offerings in an increasingly competitive marketplace.

Our ability to execute the initiatives contemplated in our original strategic plan were hindered by the functionality deficiencies experienced after the 2006 cutover to the new operating, financial and administrative information technology systems.  Management was required to commit substantial resources to respond to the lack of functionality in the Company’s critical back-office systems.  As a result, our ability to invest in new technologies, introduce new products and enhance our customer service experience has been delayed and has negatively impacted our financial performance and financial condition.

We are in the process of finalizing our revised strategic plan which focuses on the introduction of new products, simplifying our existing product offerings, improving our customer service experience, leveraging our network infrastructure, improving processes and systems and rebuilding customer confidence in the Company.  Our revised strategic plan, once complete, will also serve as the basis of our yearly operating plans.  In order to execute our plan we intend to initiate a variety of programs across the business operations to advance our core strategies which we believe will improve our operating results and ultimately enhance our cash flow and liquidity.

We are still evaluating the feasibility of various new product offerings and the impact of introducing and maintaining such new products on our liquidity.  There can be no assurance that any new product offerings will be successful or even if successful whether the Company will have the resources to fund such product offerings, or that investments in new products and services will be recovered.  We may also pursue other product development opportunities, cost reduction initiatives, asset rationalization and debt reduction options in our revised strategic plan to improve cash flow and liquidity.

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

Other Telecommunication Services and Sales – Other services and sales include managed services, inside wire maintenance, and installation and maintenance of customer premise equipment.  We are also incurring certain costs related to the potential development of a video services offering.

Other

We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations

We reported a net loss of $34.7 million and $29.5 million for the three months ended September 30, 2008 and 2007, respectively.

We reported a net loss of $105.3 million and net income of $7.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Operating Revenues

The following tables summarize our volume and revenue information as of or through September 30, 2008 and September 30, 2007.  For comparability, we also present customer activity as of September 30, 2008 compared to June 30, 2008.

Volume Information

September 2008 compared to September 2007

	September 30,	September 30,	Change
	2008	2007	Number	Percentage

Switched access lines
Residential	298,527	338,482	(39,955)	-11.8%
Business	220,376	228,906	(8,530)	-3.7%
Public	5,298	5,609	(311)	-5.5%
	524,201	572,997	(48,796)	-8.5%

High-Speed Internet lines
Residential	77,757	75,373	2,384	3.2%
Business	15,810	15,866	(56)	-0.4%
Wholesale	1,458	1,567	(109)	-7.0%
	95,025	92,806	2,219	2.4%

Long distance lines
Residential	169,450	182,915	(13,465)	-7.4%
Business	83,852	85,008	(1,156)	-1.4%
	253,302	267,923	(14,621)	-5.5%

September 2008 compared to June 2008

	September 30,	June 30,	Change
	2008	2008	Number	Percentage

Switched access lines
Residential	298,527	307,394	(8,867)	-2.9%
Business	220,376	220,578	(202)	-0.1%
Public	5,298	5,388	(90)	-1.7%
	524,201	533,360	(9,159)	-1.7%

High-Speed Internet lines
Residential	77,757	76,243	1,514	2.0%
Business	15,810	15,767	43	0.3%
Wholesale	1,458	1,453	5	0.3%
	95,025	93,463	1,562	1.7%

Long distance lines
Residential	169,450	172,323	(2,873)	-1.7%
Business	83,852	83,788	64	0.1%
	253,302	256,111	(2,809)	-1.1%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended September 30,		Change
	2008	2007	Amount	Percentage

Wireline Services
Local services	$48,153	$52,172	$(4,019)	-7.7%
Network access services	34,465	34,908	(443)	-1.3%
Long distance services	8,492	10,205	(1,713)	-16.8%
High-Speed Internet and other Internet	8,218	8,741	(523)	-6.0%
Other services and sales	11,004	11,759	(755)	-6.4%
	110,332	117,785	(7,453)	-6.3%
Other	1,953	2,623	(670)	-25.5%

	$112,285	$120,408	$(8,123)	-6.7%

For Nine Months

	Nine Months Ended September 30,		Change
	2008	2007	Amount	Percentage

Wireline Services
Local services	$146,802	$158,735	$(11,933)	-7.5%
Network access services	102,228	110,632	(8,404)	-7.6%
Long distance services	27,001	28,490	(1,489)	-5.2%
High-Speed Internet and other Internet	25,768	26,525	(757)	-2.9%
Other services and sales	31,765	35,474	(3,709)	-10.5%
	333,564	359,856	(26,292)	-7.3%
Other	6,409	7,419	(1,010)	-13.6%

	$339,973	$367,275	$(27,302)	-7.4%

The decrease in local service revenues was caused by the decline in switched access lines.  The decline in switched access lines reflects two categories of factors:

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

•                  Specific impact of our systems implementation effort – our on-going effort to stabilize our systems has limited our ability to launch new products and robustly support customer service requirements for both residential and business customers. As our systems stabilization progresses, the impact of this effort is expected to have a diminished effect on switched access line loss.

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

For the three months ended September 30, 2008, network access services revenue was comparable to the three months ended September 30, 2007.  For the nine months ended September 30, 2008, network access revenue decreased compared to the same period in the prior year.  Network access revenue in the first quarter of 2007 was beneficially impacted by revenue assurance efforts that concluded with additional billing to certain wholesale customers amounting to approximately $3.3 million.  Also contributing to the network access revenue decrease for the nine month period was the erosion of switched access lines as well as billing adjustments in connection with the resolution of various wholesale disputes recognized in the first quarter of 2008.

The decrease in long distance revenue in the third quarter of 2008 was caused by the decline in switched access line customers and additional subscribers using unlimited long distance plans.  For the year to date period, the impact of the decrease in customers was partially offset by a higher than normal volume of billing credits that adversely impacted the first quarter of 2007 related to the resolution of various billing matters.

HSI and other Internet revenues for three and nine months ended September 30, 2008 decreased compared to the same periods in the prior year.  While the number of HSI lines increased, this was offset by an overall reduction in rates as a result of competitive rate pressures.  Late in 2007, the Company began offering HSI residential customers the option of purchasing higher speed services in an effort to enhance revenues and attract new customers.  The Company is continuing to enhance its network in order to broaden its higher speed service offerings.

The decrease in other services and sales was related to the decline in sales and installations of customer premise equipment.

Other revenues, primarily consisting of revenues generated from our wireless operation, decreased as we attempted to focus our marketing efforts on other segments of our business.  We had approximately 13,500 wireless subscribers as of September 30, 2008.

Transition Costs and Other Cost Structure Changes

We are continuing to incur certain expenses in our efforts to become a stand-alone provider of telecommunication services as well as certain costs associated with the realignment of our management workforce.  In addition, the Company continues to incur costs related to improvements to the functionality of certain IT systems as well as manual work around efforts.  These expenses, referred to as contingency costs (both for internal labor and contracted services), represent additional amounts paid to external vendors and internal personnel to maintain acceptable operating performance until certain system improvements can be completed.  The major components of such expenses incurred for the three and nine months ended September 30, 2008 and 2007 are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Employee separation and relocation costs	$—	$(72)	$3,461	$2,829
Sarbanes-Oxley controls development	—	446	—	1,213
Pension termination and settlement	4,129	—	4,549	(319)
Transition management team	531	—	2,743	—
Contingency internal labor costs	—	1,236	—	3,402
Contingency contracted services	1,809	4,733	5,157	16,264
Other	(375)	791	2,092	1,690

	$6,094	$7,134	$18,002	$25,079

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and nine months ended September 30, 2008 compared to the costs and expenses for the three and nine months ended September 30, 2007 (dollars in thousands):

	Three Months Ended September 30,		Change
	2008	2007	Amount	Percentage

Cost of services and sales (exclusive of depreciation and amortization)	$42,856	$48,274	$(5,418)	-11.2%
Selling, general and administrative expenses	42,520	39,031	3,489	8.9%
Restructuring	1,138	—	1,138	100.0%
Depreciation and amortization	39,429	38,804	625	1.6%

	$125,943	$126,109	$(166)	-0.1%

	Nine Months Ended September 30,		Change
	2008	2007	Amount	Percentage

Cost of services and sales (exclusive of depreciation and amortization)	$129,018	$140,279	$(11,261)	-8.0%
Selling, general and administrative expenses	127,399	124,301	3,098	2.5%
Settlement with BearingPoint	—	(45,681)	45,681	-100.0%
Restructuring	1,138	—	1,138	100.0%
Depreciation and amortization	118,111	118,561	(450)	-0.4%

	$375,666	$337,460	$38,206	11.3%

The Company’s total headcount as of September 30, 2008 was 1,432 compared to 1,632 as of September 30, 2007.  Employee related costs are included in both cost of services and sales and selling, general and administrative expenses.

Cost of services and sales consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  The decrease in cost of services and sales for both the three and nine month periods was primarily caused by the decline in costs related to sales and installations of customer premise equipment, reduced costs for access under reciprocal compensation agreements, lower handset subsidies as a result of a reduction in new wireless subscribers as well as other cost saving measures including lower headcount.  The cost savings were partially offset by increased electricity and fuel costs.

Selling, general and administrative expenses include costs related to sales and marketing, customer service, information systems and other administrative functions.  Selling, general and administrative expenses for the three and nine months ended September 30, 2008 increased when compared to the same periods in the prior year.  The increase is primarily because of the pension settlement loss of $4.1 million recognized in the third quarter of 2008, the increase in information technology costs and the increase in severance costs as a result of employee separations during the first quarter of 2008.  The increase was offset by decreases in costs that can be attributed to our cost reduction efforts including lower salaries and wages in connection with the reduction in headcount, reduced taxes (other than income taxes) on lower revenues and reduced advertising costs.

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

We incurred restructuring expenses of $1.1 million in the third quarter of 2008.  All of the costs were incurred for professional fees for restructuring advisors.

Depreciation and amortization was comparable for the three and nine months ended September 30, 2008 compared to same period in 2007.

Interest Expense

Interest expense increased by $1.6 million, or 7.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Interest expense increased by $6.2 million, or 9.9%, for the first nine months of 2008 compared to the same period in the prior year.  The increase was primarily because of additional debt when adjusted for the allocation of interest expense to the directories publishing segment for the quarter ended September 30, 2007 and the nine months ended September 30, 2007 offset, in part, by reduced rates.  Interest expense on debt repaid using the proceeds from the sale of the directories publishing segment has been allocated to discontinued operations.  Subsequent to the sale of the directories publishing segment on November 30, 2007, all interest on the residual debt is allocated to continuing operations.

Loss on Early Extinguishment of Debt

In January 2008, we repaid $211.0 million of Tranche C debt using proceeds from the sale of the directories publishing segment.  In addition, the amount of the revolver availability decreased from $200.0 million at December 31, 2007 to $90.0 million at September 30, 2008.  As a result of the repayment of debt and reduction in the availability of the revolving credit facility, we expensed deferred financing costs resulting in a loss on early extinguishment of debt of $3.5 million for the nine months ended September 30, 2008.

Income Tax Expense

A valuation allowance has been provided at September 30, 2008 and December 31, 2007 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Discontinued Operations

Income (loss) from discontinued operations is attributable to our directories publishing business.  On April 29, 2007, we entered into an agreement to sell our directories publishing segment.  The sale was consummated on November 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $77.7 million.  From an ongoing operating perspective, our cash requirements for the remainder of 2008 and into 2009 will consist of supporting new products, capital expenditure projects, changes in working capital and expenses related to our capital restructuring.  A combination of cash on hand and cash generated from operating activities will be used to fund the operating activities of the Company.

We have continued to take actions to conserve cash and improve liquidity.  As indicated previously, we chose to not make the semi-annual interest payment of $25.6 million on our senior notes due on November 1, 2008.  Actions have also been taken to generate further operating efficiencies and focus on expense management.  In order to reduce our cash usage we will continue to execute our cash management program while completing our capital restructuring.

From October 2007 through the first quarter of 2008, we reduced our management headcount by approximately 100 positions.  We have taken a number of other actions to improve operating results, including efforts to simplify product offerings, improve our customer service experience and increase our revenue enhancement activities.  There can be no assurance that these additional actions will result in improved overall cash flow.  We continue to have sizable retirement obligations for our existing employee base.  Sustained declines in the value of pension trust assets and relatively high levels of pension lump sum benefit payments will increase the magnitude of future plan contributions.

With our appointment of a new senior management team in 2008 and initiating development of a comprehensive revised strategic plan, we have concluded we have too much debt relative to our operating performance.  We do not believe we will be able to service our current debt level through maturity or to refinance that debt when it matures.  Hence, we have embarked on a restructuring of the balance sheet coupled with certain operational changes to reduce the debt-service requirements and improve free cash flow.

Cash Flows

Net cash provided by operations of $36.2 million for the nine months ended September 30, 2008 was related primarily to our net loss of $105.4 million as adjusted to exclude non-cash items and working capital movements of $141.6 million. The most significant non-cash item during the period was depreciation and amortization expense of $118.1 million.  Net cash provided by operations amounted to $96.8 million for the nine months ended September 30, 2007.  The first half of 2007 included a receipt of $52.0 million in conjunction with the BearingPoint settlement.

Cash provided by investing activities was $213.7 million for the nine months ended September 30, 2008.  Cash used in investing activities was $69.9 million for the nine months ended September 30, 2007.  For the first nine months of 2008, capital expenditures amounted to $59.0 million, a decrease of $11.0 million from the same period in the prior year.  We continue to expect our 2008 capital expenditures to be lower than 2007 capital expenditures primarily related to lower levels of spending for our back-office and IT infrastructure.  Transfers from segregated cash (cash obtained from the sale of the directories publishing segment to be used to repay long-term debt) amounted to $271.5 million as of September 30, 2008.

Cash used in financing activities was $180.9 million and $20.5 million for the nine months ended September 30, 2008 and 2007, respectively.  In January 2008, we terminated one of our swaps.  As a result, we paid $2.7 million which represented the fair value of the hedge on the settlement date.  All other financing activities related to borrowing activity.  In January 2008, we repaid $261.0 million of debt with the remaining proceeds from the sale of the directories publishing segment including $211.0 million of Tranche C term debt and $50.0 million on our revolving credit facility.  In March 2008, we borrowed nearly all the remaining available principal amount under our revolving credit facility thereby increasing the total amount drawn under our revolver to $89.8 million and a $0.1 million letter of credit balance at the end of the third quarter.  We drew the remaining available balance on our revolving credit facility in response to uncertain conditions in financial markets.

Outstanding Debt and Financing Arrangements

As of September 30, 2008, we had outstanding $1,074.5 million in aggregate indebtedness.

Our credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants consisting of a leverage ratio and a maximum level of capital expenditures.

In the third quarter of 2008, we began the process of a capital restructuring.  Our current debt structure includes $574.5 million in secured bank debt and $500.0 million in unsecured senior notes.  We are in the process of attempting to exchange certain issues of debt for equity.

In conjunction with the restructuring and in an effort to conserve cash, we chose not to make the interest payments due on November 1, 2008 and payable on November 3, 2008 with respect to our senior floating rate notes due 2013, our 9.75% senior fixed rate notes due 2013 and our 12.5% senior subordinated notes due 2015.  Instead, we intend to utilize the 30-day grace period applicable to the missed interest payments to continue balance sheet restructuring discussions with our creditors including holders of these notes.  The aggregate amount of these interest payments is $25.6 million.  There is no assurance that we will make the interest payments during the grace period or otherwise reach an agreement with creditors on any such restructuring.

Failure to make the interest payments within the 30-day grace period would constitute an event of default under the indentures governing the notes that would permit the indenture trustee or holders of 25% or more of any class of notes to accelerate the maturity of such notes and cause them to be immediately due and payable. In addition, such failure would constitute an event of default under our credit facility that would permit the administrative agent or lenders holding in excess of 50% of the indebtedness outstanding under the credit facility to accelerate the maturity of the indebtedness outstanding.

Contractual Obligations

During the nine months ended September 30, 2008, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2007 in our Form 10-K with the exception of the balance on our revolving credit facility, which is now $89.8 million.

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

Outlook

We chose not to make the interest payments on our $500.0 million senior notes due on November 1, 2008 and are operating under a 30-day grace period ending December 1, 2008. If this matter is not resolved before December 1, 2008, the notes and the bank debt may become immediately due and payable.

We are in the process of finalizing our revised strategic plan which focuses on the introduction of new products, simplifying existing product offerings, improving customer service experience, leveraging network infrastructure, improving processes and systems and rebuilding customer confidence. We may also pursue other product development opportunities, cost reduction initiatives, asset rationalization, capital raising opportunities and debt reduction options in the revised strategic plan to improve cash flow and liquidity. There can be no assurance that these initiatives will be successful.

We continue to be faced with a very challenging business environment and although we continue to make progress against difficult conditions, there can be no assurance that we will be successful in pursuing alternatives and options.  We may need to seek to modify the terms of our debt through court reorganization proceedings to allow us to, among other things, reorganize our capital structure and restructure our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, our floating rate obligations consisted of $89.8 million of debt outstanding under our revolving credit facility, $484.7 million of debt outstanding under our Tranche C term loan facility and $150.0 million in aggregate principal amount of outstanding senior floating rate notes.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at September 30, 2008 and assuming a 0.125 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $0.9 million if not otherwise impacted by the interest rate swap agreements described below.

We utilize a combination of fixed-rate and variable-rate debt to finance our operations.  The variable-rate debt exposes us to variability in interest payments due to changes in interest rates.  Our management believes that it is prudent to mitigate our interest rate risk on a portion of our variable-rate borrowings.

To manage fluctuations in cash flows resulting from adverse changes in interest rates on our term loan facilities and notes, we maintain interest rate swap agreements to hedge against the effects of increases in interest rates associated with floating rate debt on our term loan facilities and notes.  The interest rate swap agreements have a cumulative notional amount that ranges from $414.5 million at September 30, 2008 to a balance of $202.4 million at maturity on December 31, 2010.  The fixed rate is 4.36% from December 31, 2006 to December 31, 2010.  The interest rate swaps effectively change the variable-rate cash flow exposure on our debt obligations (up to the cumulative notional amount of the swap agreements) to fixed cash flows.  Under the terms of the interest rate swap agreements, we receive fluctuating interest rate payments and make fixed rate payments, thereby creating the equivalent of fixed-rate interest payments.  We do not speculate using derivative financial instruments and do not enter into derivative instruments for any purpose other than cash-flow-hedging purposes.  The fair value of the swap amounted to a liability of $6.4 million as of September 30, 2008.  Changes in the fair value of these swaps are recognized in other comprehensive income to the extent of the swaps’ effectiveness.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2008 (the “Evaluation Date”). Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as a result of the material weaknesses described below.

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

The following material weaknesses in the Company’s internal control over financial reporting continue to exist as of the Evaluation Date:

1.               We did not maintain effective controls for revenues related to completeness, accuracy and timeliness of transactions.  Specifically, there is a lack of effective validation procedures to ensure that services ordered by our customers are provisioned completely, accurately and timely.  In addition, effective controls do not exist to ensure that valid customer orders are ultimately transmitted to our billing systems.  Timely reconciliations do not exist between ordering and provisioning systems or provisioning and billing systems.

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

Our remediation efforts are ongoing and include an effort to synchronize the status of the project costing records for telephone plant under construction to records maintained by our engineering department, thus facilitating the reconciliation of the project costing subsidiary ledger to the general ledger. We had completed a reconciliation of our fixed asset subsidiary ledger to the general ledger as of December 31, 2007 and are in the process of developing a monthly reconciliation routine.  In addition, we are developing a process for accounting personnel to receive actual retirement information to facilitate recording disposals and retirements on a timely and accurate basis.

3.               We did not maintain effective controls over access to certain information technology systems, including lack of effective policies and procedures that ensure the existence of proper authorizations, periodic reviews of security configurations, formal review over administrator activity and procedures for application access removal.

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

Certifications

The certifications attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2 should be read in conjunction with the disclosures set forth herein.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Other than ordinary routine litigation incidental to the business, we are not involved in any material pending legal proceedings that are likely to have a material adverse effect on us.

Item 1A.  Risk Factors

We may need to modify the terms of our debt through court reorganization proceedings.

As previously announced, we chose not to make the interest payments due on November 1, 2008 on our $500.0 million of senior notes. If this matter is not resolved before December 1, 2008, the notes and our bank debt may become immediately due and payable. We may need to seek to modify the terms of our debt through court reorganization proceedings to allow us, among other things, to reorganize our capital structure and restructure our business.  Such court proceedings, and our restructuring activities generally, will result in additional costs to the Company and, although they are not expected to affect customer service, may have an adverse effect on our business and our relationships with customers and vendors, all of which cannot be accurately predicted or quantified.

Item 3.  Default Upon Senior Securities

The Company chose not to make the interest payments due on November 1, 2008 and payable on November 3, 2008 with respect to its senior floating rate notes due 2013, its 9.75% senior fixed rate notes due 2013 and its 12.5% senior subordinated notes due 2015.  Instead, the Company intends to utilize the 30-day grace period applicable to the missed interest payments to continue balance sheet restructuring discussions with its creditors including holders of these notes.  The aggregate amount of these interest payments is $25.6 million.

Failure to make the interest payments within the 30-day grace period would constitute an event of default under the indentures governing the notes that would permit the indenture trustee or holders of 25% or more of any class of notes to accelerate the maturity of such notes and cause them to be immediately due and payable.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM COMMUNICATIONS, INC.

November 14, 2008	/s/ Eric K. Yeaman
Eric K. Yeaman Chief Executive Officer

November 14, 2008	/s/ Robert F. Reich
Robert F. Reich Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.